Form 10-Q
period 1998-09-30
WEST ESSEX BANCORP INC
filed 1998-11-13
CIK 1063438

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 0-29770


                            WEST ESSEX BANCORP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        United States                                            22-3597632
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

417 Bloomfield Avenue, Caldwell, New Jersey                                07006
-------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                (973) 226-7911
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changes since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes X        No
                                                              ---          ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,847,112 shares of common stock, par value $0.01 per share, were outstanding as of November 13, 1998.

                           West Essex Bancorp, Inc.

                                   Form 10-Q

                   For the Quarter Ended September 30, 1998

                                     INDEX

                                                                           Page
PART I.  FINANCIAL INFORMATION                                             ----

Item 1.  Financial Statements

         Consolidated Statements of Condition at
         September 30, 1998 and December 31, 1997 (unaudited)...............1

         Consolidated Statements of Income - For the Three and Nine
         Months Ended September 30, 1998 and 1997 (unaudited)...............2

         Consolidated Statements of Comprehensive Income - For the Three and
         Nine Months Ended September 30, 1998 and 1997 (unaudited)..........3

         Consolidated Statements of Cash Flows - For the
         Nine Months Ended September 30, 1998 and 1997 (unaudited)..........4

         Notes to Consolidated Financial Statements.........................6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........20

PART II: OTHER INFORMATION.................................................20

Item 1.  Legal Proceedings.................................................20
Item 2.  Changes in Securities and Use of Proceeds.........................20
Item 3.  Defaults Upon Senior Securities...................................20
Item 4.  Submission of Matters to a Vote of Security Holders...............20
Item 5.  Other Information.................................................20
Item 6.  Exhibits and Reports on Form 8-K..................................21

SIGNATURES...................................................................

                         PART I. FINANCIAL INFORMATION
                           WEST ESSEX BANCORP, INC.
                              SEPTEMBER 30, 1998

ITEM 1.  FINANCIAL STATEMENTS OF WEST ESSEX BANK AND SUBSIDIARY.
         ------------------------------------------------------

         Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. On October 2, 1998, West Essex Bank (the "Bank") was acquired by West Essex Bancorp, Inc. See Note 3 hereof. The Bank believes that the disclosures presented as of September 30, 1998 are adequate to assure that the information presented is not misleading in any material respect.

         The results of operations for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year.

                        WEST ESSEX BANK AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------
                                  (Unaudited)

                                                         December 31,            September 30,
                                                             1997                     1998
                                                         ------------             ------------
Assets
------
Cash and amounts due from depository institutions        $  1,832,548             $  1,502,747
Interest-bearing deposits in other banks                    6,863,570               18,404,550
                                                         ------------             ------------

           Total cash and cash equivalents                  8,696,118               19,907,297

Term deposits                                                      --                3,000,000
Securities available for sale                               7,080,550                8,492,500
Investment securities held to maturity                     22,928,866               37,058,776
Mortgage-backed securities held to maturity               130,174,291              119,179,896
Loans receivable                                          112,734,741              138,170,673
Real estate owned                                           1,214,840                  672,138
Premises and equipment                                      3,122,584                2,976,469
Federal Home Loan Bank of New York stock                    2,183,800                2,607,300
Accrued interest receivable                                 2,012,197                2,344,431
Excess of cost over assets acquired                         5,828,884                5,384,308
Other assets                                                3,047,961                3,415,466
                                                         ------------             ------------

           Total assets                                  $299,024,832             $343,209,254
                                                         ============             ============

Liabilities and retained earnings
---------------------------------

Liabilities
-----------

Deposits                                                 $238,192,141             $239,056,757
Borrowed money                                             30,300,000               51,527,871
Stock subscriptions payable                                        --               19,777,780
Advance payments by borrowers for taxes and insurance         772,429                  836,704
Other liabilities                                             485,553                  994,260
                                                         ------------             ------------

           Total liabilities                              269,750,123              312,193,372
                                                         ------------             ------------

Retained earnings
-----------------

Retained earnings - substantially restricted               29,210,175               30,689,443
Accumulated other comprehensive income - unrealized
 gain on securities available for sale, net of taxes           64,534                  326,439
                                                         ------------             ------------

           Total retained earnings                         29,274,709               31,015,882
                                                         ------------             ------------

           Total liabilities and retained earnings       $299,024,832             $343,209,254
                                                         ============             ============


See notes to consolidated financial statements.

                        WEST ESSEX BANK AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                                         Three Months Ended September 30,     Nine Months Ended September 30,
                                                          ------------------------------      ------------------------------
                                                              1997              1998              1997              1998
                                                          ------------      ------------      ------------      ------------
Interest income:
      Loans                                               $  2,100,371      $  2,604,508      $  5,656,785      $  7,346,589
      Mortgage-backed securities                             1,949,623         1,952,138         5,854,165         6,125,308
      Investment securities                                    436,788           733,525         1,394,809         1,968,152
      Other interest-earning assets                             59,694           169,307           251,030           477,116
                                                          ------------      ------------      ------------      ------------

          Total interest income                              4,546,476         5,459,478        13,156,789        15,917,165
                                                          ------------      ------------      ------------      ------------

Interest expense:
      Deposits                                               1,990,489         2,489,732         5,706,207         7,356,809
      Borrowed money                                           474,255           725,883         1,169,858         1,846,143
                                                          ------------      ------------      ------------      ------------

          Total interest expense                             2,464,744         3,215,615         6,876,065         9,202,952
                                                          ------------      ------------      ------------      ------------

Net interest income                                          2,081,732         2,243,863         6,280,724         6,714,213
Provision for loan losses                                      248,000           (18,580)          490,000           (40,630)
                                                          ------------      ------------      ------------      ------------

Net interest income after provision for loan losses          1,833,732         2,262,443         5,790,724         6,754,843
                                                          ------------      ------------      ------------      ------------

Non-interest income:
      Fees and service charges                                  54,364            95,576           185,031           273,545
      (Loss) on sale of securities available for sale          (20,245)               --           (20,245)               --
      Other                                                     24,746            37,943           103,292           120,601
                                                          ------------      ------------      ------------      ------------

          Total non-interest income                             58,865           133,519           268,078           394,146
                                                          ------------      ------------      ------------      ------------

Non-interest expenses:
      Salaries and employee benefits                           686,810           743,405         2,031,649         2,260,107
      Net occupancy expense of premises                         58,263            80,619           186,448           246,694
      Equipment                                                120,508           164,036           348,728           492,014
      (Income) loss on real estate owned                       (59,148)           17,314           285,760            46,982
      Amortization of intangible                                    --           148,192                --           444,576
      Other                                                    380,588           478,248         1,035,370         1,384,260
                                                          ------------      ------------      ------------      ------------

           Total non-interest expenses                       1,187,021         1,631,814         3,887,955         4,874,633
                                                          ------------      ------------      ------------      ------------

Income before income taxes                                     705,576           764,148         2,170,847         2,274,356
Income taxes                                                   261,787           277,663           781,289           795,088
                                                          ------------      ------------      ------------      ------------

Net income                                                $    443,789      $    486,485      $  1,389,558      $  1,479,268
                                                          ============      ============      ============      ============

Net income per common share - basic/diluted (1)                    N/A               N/A               N/A               N/A
                                                          ============      ============      ============      ============
Weighted average number of common shares
 outstanding - basic/diluted (1)                                   N/A               N/A               N/A               N/A
                                                          ============      ============      ============      ============

(1) West Essex Bank converted to stock form on October 2, 1998.


See notes to consolidated financial statements.

                        WEST ESSEX BANK AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                -----------------------------------------------
                                  (Unaudited)

                                                           Three Months Ended September 30,    Nine Months Ended September 30,
                                                            -----------------------------      -----------------------------
                                                                1997             1998             1997              1998
                                                            -----------       -----------      -----------       -----------
Net income                                                  $   443,789       $   486,485      $ 1,389,558       $ 1,479,268
                                                            -----------       -----------      -----------       -----------

Other comprehensive income, net of income taxes:
      Unrealized holding gains (losses) on
       securities available for sale, net of income
       taxes of $ - , $126,933, $ - , and $147,195               59,145           225,852           64,018           261,905

      Reclassification adjustment for realized
       losses on equity securities available for sale
       (no income tax effect)                                   (20,245)               --          (20,245)               --
                                                            -----------       -----------      -----------       -----------

Other comprehensive income                                       38,900           225,852           43,773           261,905
                                                            -----------       -----------      -----------       -----------

Comprehensive income                                        $   482,689       $   712,337      $ 1,433,331       $ 1,741,173
                                                            ===========       ===========      ===========       ===========

See notes to consolidated financial statements.

                        WEST ESSEX BANK AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                       -------------------------------
                                                                                           1997               1998
                                                                                       ------------       ------------
Cash flows from operating activities:
       Net income                                                                      $  1,389,558       $  1,479,268
       Adjustments to reconcile net income to net
        cash (used in) provided by operating activities:
            Depreciation and amortization of premises and equipment                         158,463            214,299
            Net accretion of premiums, discounts and deferred loan fees                     (79,691)          (199,657)
            Amortization of intangibles                                                          --            444,576
            Provision for loan losses                                                       490,000            (40,630)
            Provision for losses on real estate owned                                       270,000             40,630
            Loss on sale of securities available for sale                                    20,245                 --
            (Gain) on sale of real estate owned                                             (19,714)            (5,386)
            (Increase) in accrued interest receivable                                      (316,824)          (332,234)
            (Increase) in other assets                                                     (133,672)          (514,700)
            Increase in interest payable on deposits                                          9,708                300
            (Decrease) increase in other liabilities                                     (2,613,154)           508,707
                                                                                       ------------       ------------

                 Net cash (used in) provided by operating activities                       (825,081)         1,595,173
                                                                                       ------------       ------------

Cash flows from investing activities:
       Net increase in term deposits                                                             --         (3,000,000)
       Proceeds from sales of securities available for sale                               1,588,229                 --
       Proceeds from repayments on and calls of securities available for sale               115,272                 --
       Purchases of securities available for sale                                        (7,033,784)        (1,000,000)
       Proceeds from maturities and calls of investment securities held to maturity       7,000,000          4,063,990
       Purchases of investment securities held to maturity                               (4,399,678)       (18,051,902)
       Principal repayments on mortgage-backed securities held to maturity               14,935,777         28,119,475
       Purchases of mortgage-backed securities held to maturity                         (15,831,542)       (17,137,719)
       Purchase of loans receivable                                                              --            (61,000)
       Net (increase) in loans receivable                                               (27,717,354)       (25,266,854)
       Proceeds from sales of real estate owned                                             300,003            503,458
       Proceeds from other payments received on real estate owned                            35,902              4,000
       Capitalized cost of real estate owned                                                 (6,665)                --
       Additions to premises and equipment                                                 (184,028)           (68,184)
       Purchase of Federal Home Loan Bank of New York stock                                (513,400)          (423,500)
                                                                                       ------------       ------------

                 Net cash (used in) investing activities                                (31,711,268)       (32,318,236)
                                                                                       ------------       ------------

Cash flows from financing activities:
       Net increase in deposits                                                           7,426,662            864,316
       Net change in short-term borrowings                                               22,375,000        (10,600,000)
       Proceeds of long-term borrowed money                                                      --         36,800,000
       Repayment of long-term borrowed money                                             (2,350,000)        (4,972,129)
       Net increase in advance payments by borrowers for taxes and insurance                124,810             64,275
       Proceeds from common stock subscriptions                                                  --         19,777,780
                                                                                       ------------       ------------

                 Net cash provided by financing activities                               27,576,472         41,934,242
                                                                                       ------------       ------------

Net (decrease) increase in cash and cash equivalents                                     (4,959,877)        11,211,179
Cash and cash equivalents - beginning                                                     7,754,262          8,696,118
                                                                                       ------------       ------------

Cash and cash equivalents - ending                                                     $  2,794,385       $ 19,907,297
                                                                                       ============       ============


See notes to consolidated financial statements.

                        WEST ESSEX BANK AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)


                                                            Nine Months Ended
                                                              September 30,
                                                         -----------------------
                                                            1997         1998
                                                         ----------   ----------

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
        Income taxes                                     $  785,078   $  660,480

        Interest                                          6,751,845    9,128,751

Supplemental schedule of noncash investing activities:
    Unrealized gain on securities available for sale,
    net of deferred income taxes                             43,773      261,905

    Loans receivable transferred to real estate owned       679,914           --

See notes to consolidated financial statements.

         -------------------------------

                           WEST ESSEX BANCORP, INC.
                  Notes to Consolidated Financial Statements

1.       PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The consolidated financial statements include the accounts of West Essex Bank (the "Bank") and its wholly owned subsidiary, West Essex Insurance Agency, Inc. The Bank's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.       BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and regulations S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

3.       REORGANIZATION TO MUTUAL HOLDING COMPANY FORM OF ORGANIZATION
         -------------------------------------------------------------

         The Company is a business corporation formed at the direction of the Bank under the laws of the United States on October 2, 1998. On October 2, 1998:
(i) the Bank reorganized from a federally chartered mutual savings bank to a federally chartered stock savings bank in the mutual holding company form of organization; (ii) the Bank issued all of its outstanding capital stock to the Company; and (iii) the Company consummated its initial public offering of common stock, par value $.01 per share (the "Common Stock"), by selling at a price of $10.00 per share, 1,772,898 shares of Common Stock to certain eligible accountholders of the Bank who had subscribed for such shares and by issuing 2,350,121 shares of Common Stock to West Essex Bancorp, M.H.C., a mutual holding company formed at the direction of the Bank (collectively, the "Reorganization and Offering") and by contributing 74,214 shares of Common Stock to West Essex Bancorp Charitable Foundation (the "Foundation"). The Reorganization and Offering resulted in net proceeds of $16.7 million, after expenses of $1.0 million. Net proceeds of $8.4 million were invested in the Bank to increase the Bank's tangible capital to 10.0% of the Bank's total adjusted assets. The Company also established the Foundation, dedicated to the communities served by the Bank. In connection with the Reorganization and Offering, the Common Stock contributed by the Company to the Foundation at a value of $742,140 was charged to expense.

         In addition to the 9,000,000 authorized shares of Common Stock, the Company authorized 1,000,000 shares of preferred stock with a par value of $0.01 per share (the "Preferred Stock"). The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of Preferred Stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restriction thereof. As of September 30, 1998, there were no shares of Preferred Stock issued.

4.       NET INCOME PER COMMON SHARE
         ---------------------------

         Basic net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the unallocated portion of shares held by the ESOP in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 93-6. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options, if dilutive, using the treasury stock method.

         Net income per common share data for the three and nine months ended September 30, 1998 is inapplicable as the Bank did not complete its reorganization until October 2, 1998.

                         PART I: FINANCIAL INFORMATION
                           WEST ESSEX BANCORP, INC.
                              SEPTEMBER 30, 1998


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------

Forward-Looking Statements

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission (the "SEC").

         The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         West Essex Bancorp, Inc. (the "Company") became the federally chartered stock holding company for West Essex Bank (the "Bank"), a federally chartered stock savings bank on October 2, 1998. The Company, the Bank and West Essex Bancorp, M.H.C., a mutual holding company and majority owner of the Company are regulated by the Office of Thrift Supervision (the "OTS"). The

Bank's results of operations, which are the only operations discussed herein since the Bank's reorganization was not completed until October 2, 1998, are dependent primarily on net interest income, which is the difference between the income earned on interest-earning assets, primarily its loan and investment portfolios, and its cost of funds, consisting of interest paid on deposits and borrowings. Results of operations are also affected by the Bank's provision for loan losses and non-interest expense. The Bank's non-interest expense principally consists of salaries and employee benefits, office occupancy and equipment expense, amortization of intangibles, advertising, federal deposit insurance premiums, expenses of real estate owned and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

Management Strategy

         The Bank's current strategic plan is to maintain profitability and its well-capitalized position to take advantage of future expansion or growth opportunities, while managing growth, maintaining asset quality, controlling expenses and reducing exposure to credit and interest rate risk. Management seeks to accomplish these goals by: (1) emphasizing its retail banking services through its network of branch offices, which includes the origination of one- to four-family mortgage loans, as well as commercial real estate, home equity, multi-family, construction and development and consumer loans, in the communities it serves as market conditions permit; (2) enhancing earnings and offsetting the effects of the extreme competition for real estate loans in the Bank's market area primarily through the purchase of adjustable-rate mortgage-backed securities, which provide a source of liquidity, low credit risk and low administrative cost as well as helping to manage interest rate risk; and
(3) continuing to monitor interest rate risk. Management has aggressively sought to increase loan originations in recent years and was successful in increasing loans receivable, net, from $82.1 million at December 31, 1996 to $112.7 million and $138.2 million at December 31, 1997 and September 30, 1998, respectively. Management was successful in increasing its loan originations primarily by increasing the amount of advertising the Bank does in its primary market area, paying fees to mortgage brokers who send loan applicants to the Bank to whom the Bank originates loans and providing cash incentives to its mortgage origination staff to increase loan originations. Competition, however, has remained intense in the Bank's market area, which has resulted in the Bank's total securities portfolio representing a greater percentage of total assets than its loan portfolio in each of the last five years. Management believes that continuing to seek lending opportunities, as well as investing in mortgage-backed securities, the majority of which are adjustable-rate, enables the Bank to effectively control its interest rate risk while at the same time enabling it to maintain a balance of high quality, diversified investments, provide collateral for short and long-term borrowings and lessen exposure to credit risk.

Management of Interest Rate Risk and Market Risk Analysis

         The principal objectives of the Bank's interest rate risk management is to evaluate the interest rate risk included in certain balance sheet accounts; determine the level of risk appropriate given the Bank's business strategy, operating environment, capital and liquidity requirements and performance objectives; and manage the risk consistent with the Board of Directors' approved guidelines.

Through such management, the Bank seeks to reduce the vulnerability of its operations to changes in interest rates. The Board of Directors has established an Asset/Liability Committee, which is responsible for reviewing asset/liability policies and interest rate risk position. The Asset/Liability Committee meets at least on a quarterly basis, reports trends and interest rate risk position to the Board of Directors and reviews with the Board its activities and strategies, the effect of those strategies on the Bank's net interest margin, the market value of the portfolio, and the effect the changes in interest rates will have on the Bank's portfolio and exposure limits. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank.

         In recent years the Bank has used the following strategies to manage interest rate risk: (i) emphasizing the origination of long-term mortgage loans, and (ii) offsetting the effects of holding fixed-rate mortgage loans by purchasing adjustable-rate mortgage-backed securities.

         The Bank continues to seek opportunities to originate for its portfolio one- to four-family residential mortgage loans, as well as other loans, in its primary market area of Essex, Morris and Bergen Counties, New Jersey. The Bank's total loan portfolio had decreased as a percent of the Bank's total assets from 1993 through 1996 when loan originations, primarily due to intense competition in the Bank's market area for loan originations, began to decrease. Further, due to the relatively low interest rate environment that has existed in recent years, the Bank has originated primarily fixed-rate one- to four-family mortgage loans. The Bank's purchase of adjustable-rate mortgage-backed securities, as well as various debt obligations of federal, state and local governments, has enabled the Bank to effectively manage its interest rate risk. At September 30, 1998, the Bank had $119.2 million or 34.7% of total assets in mortgage-backed securities classified as held-to-maturity, and $45.6 million or 13.3% of total assets in investment securities, of which $8.5 million or 2.5% of total assets were classified as available-for-sale. At the same date, the Bank's total loans receivable, net, totalled $138.2 million or 40.3% of total assets.

Comparison of Financial Condition at September 30, 1998 and December 31, 1997

         Total assets were $343.2 million at September 30, 1998, compared to $299.0 million at December 31, 1997, an increase of $44.2 million, or 14.8%. The increase in assets was funded primarily by an increase in FHLB borrowings of $21.2 million and $19.8 million in common stock subscriptions received in contemplation of the Company's initial public stock offering.

         Cash and cash equivalents, primarily interest-bearing deposits with the FHLB, increased $11.2 million to $19.9 million at September 30, 1998 from $8.7 million at December 31, 1997. Additionally, the Bank invested in term deposits with the FHLB totalling $3.0 million. These term deposits have initial periods to maturity of between three and seven months. The overall increase of $14.2 million in cash and cash equivalents and term deposits was funded primarily by the $19.8 million in common stock subscriptions referred to above.

         In the aggregate, mortgage-backed securities and investment securities, including available-for-sale and held-to-maturity issues, totalled $164.7 million at September 30, 1998, an increase of $4.5 million from $160.2 million at December 31, 1997. Such increase was funded by portfolio income. Mortgage-backed securities, all of which are held-to-maturity, decreased $11.0 million due to repayments. Investment securities held-to-maturity increased $14.1 million, primarily due to security purchases and investment securities available-for-sale increased $1.4 million, due to a security purchase and an increase in unrealized gains. At September 30, 1998, 77.7% of the Bank's investment securities, including available-for-sale and held-to-maturity, consisted of U.S. Government and Agency obligations, while virtually all of the mortgage-backed securities portfolio consisted of Fannie Mae ("FNMA"), Freddie Mac ("FHLMC") and Ginnie Mae ("GNMA") issues.

         Loans receivable increased $25.4 million to $138.2 million at September 30, 1998 from $112.7 million at December 31, 1997. The increase was primarily in the one- to four-family mortgage loan category. The increased loan portfolio was funded by the $21.2 million increase in borrowed money and income earned on the loan portfolio.

         Deposits totaled $239.1 million at September 30, 1998, an increase of $865,000, or 0.4%, over the $238.2 million balance at December 31, 1997.

         Borrowed money increased $21.2 million to $51.5 million at September 30, 1998, as compared to $30.3 million at December 31, 1997. Based on the lower cost of wholesale funds as compared to comparable maturity retail deposits, management chose to fund the loan growth discussed above with additional FHLB borrowings. During the nine months ended September 30, 1998, short-term borrowings totalling $10.6 million were repaid, while $36.8 million in borrowings with one to ten year maturities were incurred.

         Retained earnings increased $1.7 million, or 5.9%, to $31.0 million, primarily due to the retention of net income.

Comparison of Operating Results for the Nine Months Ended September 30, 1998 and 1997

         Net Income. Net income increased $90,000 or 6.5% to $1.5 million for the nine months ended September 30, 1998 compared with $1.4 million for the same 1997 period. The increase in net income during the 1998 period resulted from increases in total interest income and non-interest income and a decrease in the provision for loan losses, which were partially offset by increases in total interest expenses, non-interest expenses and income taxes.

         Interest Income. Total interest income increased $2.76 million or 21.0% to $15.92 million for the nine months ended September 30, 1998 from $13.16 million for the same 1997 period. The increase was the result of a 26.7% increase in average interest-earning assets between the periods, which more than offset a 34 basis point decline in yield. The increase in the average balance was the result of increased loan originations and securities purchased funded by cash received in connection with the three branches and related deposits purchased from Summit Bank ("Summit") in October, 1997 and increased borrowings. The decrease in yield was the result of lower rates obtained on loans originated and mortgage-backed securities purchased since September 30, 1997.

         Interest income on loans increased by $1.69 million or 29.9% to $7.35 million during the nine months ended September 30, 1998 when compared with $5.66 million for the same 1997 period. The increase during the 1998 period resulted from an increase of $33.4 million or 36.3% in the average balance of loans outstanding, which was sufficient to offset a 39 basis point decrease in the yield earned on the loan portfolio. The increased average balance was the result of increased lending volume. The decreased yield is the result of lower rates obtained on originations as well as downward interest rate adjustments on the Bank's adjustable-rate mortgage loans.

         Interest on mortgage-backed securities, all of which are held-to-maturity, increased $271,000 or 4.6% to $6.13 million during the nine months ended September 30, 1998 when compared with $5.85 million for the same 1997 period. The increase during the 1998 period resulted from an $11.0 million or 9.8% increase in the average balance of mortgage-backed securities, which was more than sufficient to offset a 33 basis point decline in yield. The increased average balance is the result of purchases of mortgage-backed securities exceeding repayments. The decrease in yield is the result of lower interest rates obtained on securities purchased since September 30, 1997, many of which were adjustable rate issues with customarily low initial interest rates.

         Interest earned on investment securities, including both available-for-sale and held-to-maturity issues, increased by $573,000 or 41.1% to $1.97 million during the nine months ended September 30, 1998, when compared to $1.39 million during the same 1997 period, primarily due to an increase of $12.1 million in the average balance of such assets, which was more than sufficient to offset a 26 basis point decrease in the yield earned. The increase in average balance was the result of purchases exceeding maturities, while the decrease in yield reflected lower rates obtained on securities purchased.

         Interest on other interest-earning assets increased $226,000 or 90.0% to $477,000 during the nine months ended September 30, 1998 as compared to $251,000 for the same 1997 period. The increase was primarily due to a $6.5 million or 105.8% increase in the average balance of such assets, which more than offset a decline of 41 basis points in yield.

         Interest Expense. Interest expense on deposits increased $1.65 million or 28.9% to $7.36 million during the nine months ended September 30, 1998 when compared to $5.71 million during the same 1997 period. Such increase was primarily attributable to an increase of $52.3 million in the average balance of interest-bearing deposits which more than offset a two basis point decrease in the cost of interest-bearing deposits. The increased average balance is the result of the purchase of $51.0 million in deposits from Summit in October 1997.

         Interest expense on borrowed money increased by $677,000 or 57.9% to $1.85 million during the nine months ended September 30, 1998 when compared with $1.17 million during the same 1997 period, primarily due to an increase of $15.7 million in the average balance of borrowings outstanding from the FHLB, which was sufficient to offset a 4 basis point decrease in the cost of borrowed money. During 1998, the Bank has, due to the lower level of funding rates available, chosen to increase its reliance on borrowed money with maturities in the one to ten year range. As such, short-term borrowings have been reduced by $10.6 million and one to ten year borrowings have been increased by $31.8 million.

         Net Interest Income. Net interest income increased $433,000 or 6.9% during the nine months ended September 30, 1998 when compared with the same 1997 period. Such increase was due to an increase in total interest income of $2.76 million, which was sufficient to offset an increase in total interest expense of $2.33 million. The Bank's net interest rate spread decreased to 2.57% in 1998 from 3.13% in 1997. The decrease in the interest rate spread resulted from a decrease of 34 basis points in the yield earned on interest-earning assets along with a 22 basis point increase in the cost of interest-bearing liabilities. Despite the decline in interest rate spread, the Bank improved net interest income due to the additional income generated by the $63.1 million increase in average interest-earning assets, which more than offset the additional cost incurred by the $58.0 million increase in average interest-bearing liabilities.

         Provision for Loan Losses. During the nine months ended September 30, 1998, the Bank recorded a recapture of the provision for loan losses of $40,000. The recapture was the result of the adjustment of the balance of the allowance for loan losses, based upon management's quarterly analysis, to $1.844 million at September 30, 1998 from $1.885 million at December 31, 1997. There were no loan charge-offs or recoveries during the nine months ended September 30, 1998. During the nine months ended September 30, 1997, the Bank provided $490,000 as a provision for loan losses and recorded $166,000 in loan charge-offs. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 1998 and 1997, loans delinquent ninety days or more totalled $2.0 million and $2.4 million, respectively, representing 1.42% and 2.16%, respectively, of total loans. At September 30, 1998, the allowance for loan losses stood at $1.844 million, representing 1.31% of total loans and 91.7% of loans delinquent ninety days or more. At December 31, 1997, the allowance for loan losses stood at $1.885 million, representing 1.62% of total loans and 75.2% of loans delinquent ninety days or more. At September 30, 1997, the allowance for loan losses stood at $1.888 million, representing 1.68% of total loans and 77.5% of loans delinquent ninety days or more. The Bank monitors its loan portfolio on a continuing basis and intends to continue to provide for loan losses based on its ongoing review of the loan portfolio and general market conditions.

         The Bank has established a standardized process to assess the adequacy of the allowance for loan losses and to identify the risks inherent in the loan portfolio. The process incorporates credit reviews and gives consideration to areas of exposure such as concentrations of credit, local economic conditions, trends in delinquencies, collateral coverage, the composition of the performing and non-performing loan portfolios, and other risks inherent in the loan portfolio.

         Specific allocations of the allowance for loan losses are identified by individual loans based upon a detailed credit review of each such loan. General loan loss allowances are allocated to pools of loans categorized by type and assigned allowance percentages which take into effect past charge-off history, industry averages and current trends and risks. Finally, an unallocated portion of the allowance is maintained to account for the general inherent risk in the loan portfolio, known circumstances which are not addressed in the allocated portion of the allowance (such as the increased dependence on outside mortgage brokers for originations), and the necessary imprecision in the determination of the allocation portion of the allowance.

         Non-Interest Income. Non-interest income increased $126,000 or 47.0% to $394,000 during the nine months ended September 30, 1998 from $268,000 during the same 1997 period. The increase resulted primarily from increased fees and service charges and the inclusion of a $20,000 loss on the sale of an available for sale security in the 1997 period.

         Non-Interest Expenses. Non-interest expenses increased by $987,000 or 25.4% to $4.87 million during the nine months ended September 30, 1998 when compared with $3.89 million during the same 1997 period. Salaries and employee benefits, net occupancy expense, equipment, and other expense increased in the aggregate by $781,000, or 21.7%, to $4.38 million during the nine months ended September 30, 1998 from $3.60 million during the same prior year period due primarily to the purchase of three branches from Summit. Such purchase in October 1997 increased the Bank's number of office locations from 5 to 8 and resulted in increases in the aforementioned expenses. Included in other expenses, among other things, are legal fees, accounting and auditing fees, director fees, advertising expenses, FHLB demand deposit charges, insurance costs, telephone expenses and stationery and supplies expenses. Loss on real estate owned ("REO") decreased $239,000 to $47,000 during the nine months ended September 30, 1998 from $286,000 during the same prior year period due primarily to a $229,000 reduction in loss provisions recorded during the two periods. During the nine month period ended September 30, 1998, amortization expense of $445,000 was recorded in connection with the acquisition of deposits from Summit in October 1997. No comparable expense was recorded during the same 1997 period.

         Income Taxes. Income tax expense totalled $795,000, or 35.0% of income before income taxes, during the nine months ended September 30, 1998 as compared to $781,000, or 36.0% of income before income taxes, during the comparable 1997 period.

Comparison of Operating Results for the Three Months Ended September 30, 1998 and 1997

         Net Income. Net income increased $42,000 or 9.6% to $486,000 for the three months ended September 30, 1998 compared with $444,000 for the same 1997 period. The increase in net income during the 1998 period resulted from increases in total interest income and non-interest income and a decrease in the provisions for loan losses, which were partially offset by increases in total interest expense, non-interest expense and income taxes.

         Interest Income. Total interest income increased $913,000 or 20.1% to $5.46 million for the three months ended September 30, 1998 from $4.55 million for the same 1997 period. The increase was the result of a 27.8% increase in average interest-earning assets between the periods, which more than offset a 45 basis point decline in yield. The increase in the average balance was the result of increased loan originations and securities purchased funded by cash received in connection with the deposits purchased from Summit in October 1997 and from increases in borrowed money. The decrease in yield was the result of lower rates obtained on loans originated and securities purchased since September 30, 1997.

         Interest income on loans increased by $504,000 or 24.0% to $2.60 million during the three months ended September 30, 1998 when compared with $2.10 million for the same 1997 period. The increase during the 1998 period resulted from an increase of $32.7 million or 31.4% in the average balance of loans outstanding, which was sufficient to offset a 45 basis point decrease in the yield earned on the loan portfolio. The increased average balance was the result of increased lending volume. The decreased yield is the result of lower rates obtained on originations as well as downward interest rate adjustments on the Bank's adjustable-rate mortgage loans.

         Interest on mortgage-backed securities, all of which are held-to-maturity, increased $3,000 or 0.2% to $1.952 million during the three months ended September 30, 1998 when compared with $1.949 million for the same 1997 period. The increase during the 1998 period resulted from an $8.3 million or 7.3% increase in the average balance of mortgage-backed securities, which was more than sufficient to offset a 46 basis point decline in yield. The increased average balance is the result of purchases of mortgage-backed securities exceeding repayments. The decrease in yield is the result of lower interest rates obtained on securities purchased since September 30, 1997, many of which were adjustable rate issues with customarily low initial interest rates.

         Interest earned on investment securities, including both available-for-sale and held-to-maturity issues, increased by $297,000 or 68.0% to $734,000 during the three months ended September 30, 1998, when compared to $437,000 during the same 1997 period, primarily due to an increase of $18.0 million in the average balance of such assets, which more than offset a 13 basis point decrease in the yield earned. The increase in average balance was the result of purchases exceeding maturities.

         Interest on other interest-earning assets increased $109,000 or 181.7% to $169,000 during the three months ended September 30, 1998 as compared to $60,000 for the same 1997 period. The increase was primarily due to the average balance of such assets increasing by $9.7 million or 226.3%.

         Interest Expense. Interest expense on deposits increased $499,000 or 25.1% to $2.49 million during the three months ended September 30, 1998 when compared to $1.99 million during the same 1997 period. Such increase was primarily attributable to an increase of $54.1 million in the average balance of interest-bearing deposits, which more than offset a decline of 17 basis points in the cost of interest-bearing deposits. The increased average balance is the result of the purchase of $51.0 million in deposits from Summit in October 1997. The decrease in cost is due to lower interest rates paid on certificates of deposit.

         Interest expense on borrowed money increased by $252,000 or 53.2% to $726,000 during the three months ended September 30, 1998 when compared with $474,000 during the same 1997 period, primarily due to an increase of $17.2 million in the average balance of borrowings outstanding from the FHLB, along with an 8 basis point increase in the cost of borrowed money. The increased average balance reflects management's decision, based upon interest rate market conditions, to utilize borrowed funds, largely with one to ten year maturities, to finance loan originations.

         Net Interest Income. Net interest income increased $162,000 or 7.8% during the three months ended September 30, 1998 when compared with the same 1997 period. Such increase was due to an increase in total interest income of $913,000, which was sufficient to offset an increase in total interest expense of $751,000. The Bank's net interest rate spread decreased to 2.42% in 1998 from 2.77% in 1997. The decrease in the interest rate spread resulted from a decrease of 45 basis points in the yield earned on interest-earning assets, which more than offset a 10 basis point decrease in the cost of interest-bearing liabilities. Despite the decline in interest rate spread, the Bank improved net interest income due to the additional income generated by the $68.6 million increase in average interest-earning assets, which more than offset the additional cost incurred by the $71.2 million increase in average interest-bearing liabilities.

         Provision for Loan Losses. During the three months ended September 30, 1998, the Bank recorded a recapture of the provision for loan losses of $19,000. The recapture was the result of the adjustment of the balance of the allowance for loan losses, based upon management's quarterly analysis, to $1.844 million at September 30, 1998 from $1.862 million at June 30, 1998. There were no loan charge-offs or recoveries during the three months ended September 30, 1998. During the three months ended September 30, 1997, the Bank provided $248,000 as a provision for loan losses and recorded no loan charge-offs or recoveries. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 1998 and 1997, loans delinquent ninety days or more totalled $2.0 million and $2.4 million, respectively, representing 1.42% and 2.16%, respectively, of total loans. At September 30, 1998, the allowance for loan losses stood at $1.844 million, representing 1.31% of total loans and 91.7% of loans delinquent ninety days or more. At December 31, 1997, the allowance for loan losses stood at $1.885 million, representing 1.62% of total loans and 75.2% of loans delinquent ninety days or more. At September 30, 1997, the allowance for loan losses stood at $1.888 million, representing 1.68% of total loans and 77.5% of loans delinquent ninety days or more. The Bank monitors its loan portfolio on a continuing basis and intends to continue to provide for loan losses based on its ongoing review of the loan portfolio and general market conditions.

         The Bank has established a standardized process to assess the adequacy of the allowance for loan losses and to identify the risks inherent in the loan portfolio. The process incorporates credit reviews and gives consideration to areas of exposure such as concentrations of credit, local economic conditions, trends in delinquencies, collateral coverage, the composition of the performing and non-performing loan portfolios, and other risks inherent in the loan portfolio.

         Specific allocations of the allowance for loan losses are identified by individual loans based upon a detailed credit review of each such loan. General loan loss allowances are allocated to pools of loans categorized by type and assigned allowance percentages which take into effect past charge-off history, industry averages and current trends and risks. Finally, an unallocated portion of the allowance is maintained to account for the general inherent risk in the loan portfolio, known circumstances which are not addressed in the allocated portion of the allowance (such as the increased dependence on outside mortgage brokers for originations), and the necessary imprecision in the determination of the allocation portion of the allowance.

         Non-Interest Income. Non-interest income increased $75,000 or 27.1 to $134,000 during the three months ended September 30, 1998 from $59,000 during the same 1997 period. The increase resulted from increased fees and service charges and the inclusion of a $20,000 loss on the sale of an available for sale security in the 1997 period.

         Non-Interest Expenses. Non-interest expenses increased by $445,000 or 37.5% to $1.63 million during the three months ended September 30, 1998 when compared with $1.19 million during the same 1997 period. Salaries and employee benefits, net occupancy expense, equipment and other expense increased in the aggregate by $220,000, or 17.7%, to $1.47 million during the three months ended September 30, 1998 from $1.25 million during the same prior year period due primarily to the purchase of three branches from Summit. Such purchase in October 1997 increased the Bank's number of office locations from 5 to 8 and resulted in increases in the aforementioned expenses. Included in other expenses, among other things, are legal fees, accounting and auditing fees, director fees, advertising expenses, FHLB demand deposit charges, insurance costs, telephone expenses and stationery and supplies expenses. Loss on REO increased $76,000 to $17,000 during the three months ended September 30, 1998 from income of $59,000 during the same prior year period due primarily to a reduction in loss provisions recorded during the two periods. During the three month period ended September 30, 1998, amortization expense of $148,000 was recorded in connection with the acquisition of deposits from Summit in October 1997. No comparable expense was recorded during the same 1997 period.

         Income Taxes. Income tax expense totalled $278,000, or 36.3% of income before income taxes, during the three months ended September 30, 1998 as compared to $262,000, or 37.1% of income before income taxes, during the comparable 1997 period.

Liquidity and Capital Resources

         The Bank's primary sources of funds on a long-term and short-term basis are deposits, principal and interest payments on loans, mortgage-backed and investment securities and FHLB borrowings. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's currently required liquidity ratio is 4.0%. At September 30, 1998, December 31, 1997 and September 30, 1997, the Bank's regulatory liquidity ratios were 14.50%, 9.44% and 6.03%, respectively.

         At September 30, 1998, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $25.3 million, or 7.50%, of total adjusted assets, which is above the required level of $5.1 million, or 1.5%; core capital of $25.3 million, or 7.50%, of total adjusted assets, which is above the required level of $13.5 million, or 4.0%; and risk-based capital of $26.9 million, or 21.62%, of risk-weighted assets, which is above the required level of $9.9 million, or 8.0%.

         The Bank's most liquid assets are cash and cash equivalents and its investment securities available for sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 1998, cash and cash equivalents and investment securities available for sale totalled $28.4 million, or 8.3% of total assets.

         The Bank has other sources of liquidity if a need for additional funds arises, including FHLB borrowings. At September 30, 1998, the Bank had $51.5 million in borrowings outstanding from the FHLB. Depending on market conditions, the pricing of deposit products and FHLB borrowings, the Bank may continue to rely on FHLB borrowing to fund asset growth.

         At September 30, 1998, the Bank had commitments to originate and purchase loans and fund unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $14.7 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including Individual Retirement Account ("IRA") accounts, which are scheduled to mature in less than one year from September 30, 1998, totalled $118.6 million. The Bank expects that substantially all of the maturing certificate accounts will be retained by the Bank at maturity.

         The initial impact of the Reorganization and the Offering on the liquidity and capital resources of the Company will be significant as it will substantially increase the liquid assets of the Company and the capital base on which the Company operates. Additionally, the Company expects the substantial majority of the Offering proceeds will initially be invested in readily marketable investment grade securities which, if liquidity needs developed, could be sold by the Company to provide additional liquidity. Further, the additional capital resulting from the offerings is expected to increase the capital base of the Company. At September 30, 1998, the Bank had total equity, determined in accordance with generally accepted accounting principles ("GAAP"), of $31.0 million, or 9.04% of total assets. The Bank's regulatory tangible capital at that date, which excludes intangible assets of $5.4 million and unrealized securities gains, net of deferred income taxes, of $326,000, was 7.50%. An institution with a ratio of tangible capital to total assets of greater than or equal to 5.0% is considered to be "well-capitalized" pursuant to OTS regulations.

Year 2000 Compliance

         As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many existing application software products were designed to accommodate only two-digits. For example, "98" is stored on the system and represents 1998. The Company has been identifying potential problems associated with the "Year 2000" issue and has implemented a plan designated to ensure that all software used in connection with the Company's business will manage and manipulate data involving the transition with data from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. The Bank has prepared a critical issues schedule with a timeline and assigned responsibilities. In addition, the Bank recognizes that its ability to be Year 2000 compliant is dependent upon the cooperation of its vendors. The Bank is requiring its computer systems and software vendors to represent that the products provided are or will be Year 2000 compliant and has planned a program of testing for compliance. The Bank has received representations from its primary third party vendors that they will have resolved any Year 2000 problems in their software by December 31, 1998 and anticipates that all of its major vendors also will have resolved any Year 2000 problems in their software by March 31, 1999. All Year 2000 issues for the Bank, including proxy testing, are expected to be addressed by December 31, 1998 and any problems would be remedied by March 31, 1999. The Bank is in the process of preparing a contingency plan which it intends to have completed by December 31, 1998. The plan will detail what steps the Bank will follow should major system interruptions such as lack of electrical power, no telecommunications, no heating system and the like should manifest itself at the turn of the century. The Bank believes that its costs related to Year 2000 will be approximately $175,000. To date, the Bank has spent $93,000 of the amount on various hardware and software upgrades. There can be no assurances, however, that such plan or the performance by the Bank's vendors will be effective to remedy all potential problems. To the extent the Company's systems are not fully Year 2000 compliant, there can be no assurances that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. Further, any Year 2000 failure on the part of the Bank's customers could result in additional expense or loss to the Bank. The Bank also plans to work with its customers to address any potential Year 2000 problems. In this area, the Bank has begun to mail a written survey to its commercial loan customers to help it determine the extent, if any, that Year 2000 may have on their business or their ability to make any loan payments. Additionally, as a related matter, the Bank will carefully consider whether a potential commercial loan applicant is Year 2000 compliant by requiring the applicant to complete the survey as part of its underwriting criteria.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         -----------------------------------------------------------

         There have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of March 31, 1998, the Company's Registration Statement on Form S-1, to September 30, 1998.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
         ------------------

         The Bank is a party to various litigation which arises primarily in the ordinary course of business. Included in such litigation is a case before the Superior Court of New Jersey related to a condominium construction project. Currently, the plaintiffs have four loans with the Bank totalling $393,469 in the aggregate; two of which are delinquent. Another plaintiff defaulted on his loan, and the property has been foreclosed on by the Bank and is currently held as REO. In the opinion of management, the ultimate disposition of such litigation should not have a material effect on the consolidated financial position or operations of the Bank.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
         ------------------------------------------

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         --------------------------------

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

         None.

ITEM 5.  OTHER INFORMATION.
         ------------------

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ((S)249.308 OF THIS CHAPTER).
         --------------------------------------------------------------

         (a) Exhibits

         3.1  Charter of West Essex Bancorp, Inc.*

         3.2  Bylaws of West Essex Bancorp, Inc.*

         4.0  Stock Certificate of West Essex Bancorp, Inc.*

         11.0 Statement regarding Computation of Per Share Earnings (not applicable. No stock was issued until October 2, 1998)

         27.0 Financial Data Schedule (filed via EDGAR only)

-------------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement and any amendments thereto,Registration No. 333-56729.


         (b) Reports on Form 8-K
             None.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                            WEST ESSEX BANCORP, INC.


Dated:  November 13, 1998     By:  /s/ Leopold W. Montanaro
                                   ------------------------
                                   Leopold W. Montanaro
                                   President and Chief Executive Officer
                                   (principal executive officer)

Dated: November 13, 1998      By:  /s/ Dennis A. Petrello
                                   ----------------------
                                   Dennis A. Petrello
                                   Executive Vice President and Chief Financial
                                   Officer
                                   (principal financial and accounting officer)