Form 10-K405
period 1998-12-31
WEST ESSEX BANCORP INC
filed 1999-03-31
CIK 1063438

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the Securities Exchange Act of 1934, as amended

                  For the fiscal year ended December 31, 1998
                         Commission File No.: 0-29770

                           WEST ESSEX BANCORP, INC.
            (exact name of registrant as specified in its charter)

           UNITED STATES                                    22-3597632
     (State or other jurisdiction of               (I.R.S. Employer I.D. No.)
     incorporation or organization)

              417 Bloomfield Avenue, Caldwell, New Jersey  07006
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (973) 226-7911
       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                               (Title of class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No       .
                                               -------     ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $15,548,290 based upon the last sales price of $9.563 as listed on The Nasdaq National Market for March 1, 1999. Solely for purposes of this calculation, the shares held by West Essex Bancorp, M.H.C. and the directors and officers of the registrant are deemed to be shares held by affiliates.

     The number of shares of Common Stock outstanding as of March 1, 1999 is:
4,197,233.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the 1998 Annual Report to Shareholders and the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 1999 are incorporated herein by reference to Parts II and III, respectively, of this Form 10-K.

                                     INDEX

                                     PART I
                                                                        PAGE

Item 1.    Business..................................................    1
Additional Item.  Executive Officers of the Registrant...............   36
Item 2.    Properties................................................   37
Item 3.    Legal Proceedings.........................................   37
Item 4.    Submission of Matters to a Vote of Security Holders.......   37

                                    PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................  38
Item 6.     Selected Financial Data...................................  38
Item 7.     Management's Discussion and Analysis of Financial.........  38
            Condition and Results of Operations.......................  38
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk  38
Item 8.     Financial Statements and Supplementary Data...............  38
Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure....................  38

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant........  38
Item 11.    Executive Compensation....................................  39
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management............................................  39
Item 13.    Certain Relationships and Related Transactions............  39

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K...............................................  39
SIGNATURES

Item 1.  Business.
-----------------

General

     West Essex Bancorp, Inc. (the "Company") became the federally chartered stock holding company for West Essex Bank (the "Bank"), a federally chartered stock savings bank on October 2, 1998 in connection with the conversion of the Bank from the mutual to stock form and reorganization of the Bank into a mutual holding company structure ("Reorganization"). In connection with the Reorganization, West Essex Bancorp, M.H.C. (the "MHC") was organized and became a majority holder of the Company's outstanding common stock. The Company, the Bank and the MHC are regulated by the Office of Thrift Supervision (the "OTS"). The Bank is a federally chartered savings bank and is wholly-owned by the Company. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Bank. Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Bank. At December 31, 1998, the Company had total assets of $328.6 million, total deposits of $238.3 million and total stockholders' equity of $46.8 million.

     The Bank was originally organized in 1915 as a New Jersey chartered building and loan association and, in 1995, became a federally chartered savings bank. The Bank is a community-oriented savings institution whose business primarily consists of accepting deposits from customers and investing those funds primarily in mortgage-backed securities and mortgage loans secured by one- to four-family residences located in the Bank's primary market area. To a significantly lesser extent, the Bank invests in commercial real estate loans, multi-family loans, construction and land development loans and home equity loans as well as consumer loans and obligations of the federal government and federal agencies as well as states and municipalities. The Bank generally retains for its portfolio all one- to four-family mortgage loans which it originates.

     The Company's and Bank's executive offices are located at 417 Bloomfield Avenue, Caldwell, New Jersey 07006. The telephone number is (973) 226-7911.

Market Area and Competition

     The Bank conducts its business through its administrative and branch office located in Caldwell, New Jersey, and seven other full service branch offices located in West Orange, Franklin Lakes, River Vale, Pine Brook, Old Tappan and Northvale, all of which are located in the Northern New Jersey counties of Essex, Morris and Bergen. The Bank's deposit gathering base is concentrated in the communities surrounding its offices. While its lending area extends throughout New Jersey, most of the Bank's mortgage loans are secured by properties located in Essex, Morris and Bergen Counties in Northern New Jersey.

     The economy in the Bank's primary market area is based upon a mixture of service and retail trade. Other employment is provided by a variety of wholesale trade, manufacturing, federal, state and local government, hospitals and utilities. The area is also home to commuters working in the greater New York City metropolitan area. Certain communities in Bergen, Essex and Morris Counties are among the highest per capita income in the country. Essex County contains many older residential commuter towns which function partially as business and service centers. Morris County was once predominantly a rural farming area. It has experienced rapid growth in the residential, commercial and industrial sectors. Bergen County has benefitted from its geographical proximity to New York City. Originally an agricultural region, the county shifted toward manufacturing and service industries and many foreign firms have set up their American headquarters in this County.

     The Bank faces significant competition both in making loans and in attracting deposits. The State of New Jersey has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Bank, all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies and insurance companies. These companies compete aggressively through advertising and by cutting interest rates on loans. The Bank has sought to compete for loans by advertising in local papers, developing contacts with local real estate brokers, and providing cash incentives to its mortgage origination staff to attract loans to the Bank. In addition, the Bank is affiliated with several mortgage brokers who, for a fee, provide the Bank with loans. The Bank does not attempt to compete by offering interest rates below those offered by its competitors, but does endeavor to keep its interest rates competitive in that the Bank's rates are neither higher nor lower than rates generally available from the Bank's competitors in its market area. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions. The Bank faces additional competition for deposits from short-term money market funds, common stock, other corporate and government securities funds and from other financial service institutions such as brokerage firms and insurance companies.

Lending Activities

     Loan Portfolio Composition. The Bank's loan portfolio consists primarily of first mortgage loans secured by one- to four-family residences. At December 31, 1998, the Bank had total loans receivable of $143.0 million, of which $114.7 million were one- to four-family, residential mortgage loans, equalling 80.2% of the Bank's total loans receivable. At such date, the remainder of the Bank's loan portfolio consisted primarily of: $11.6 million of commercial real estate loans or 8.1% of total loans receivable; $9.6 million of home equity loans and lines of credit, or 6.7% of total loans receivable; $1.9 million of multi-family residential loans, or 1.4% of total loans receivable; $4.4 million of construction and development loans, or 3.1% of total loans receivable; and $706,000 of consumer loans, or 0.5% of total loans receivable, consisting primarily of loans on passbook deposit accounts and automobile loans.

     The types of loans that the Bank may originate are subject to federal and state laws and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies. In recent years, the Bank has aggressively sought to increase its originations of mortgage loans and has sought to purchase loans and loan participations. This has resulted in total loans increasing from $84.5 million at December 31, 1996 to $116.1 million at December 31, 1997 and $143.0 million at December 31, 1998.

     The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.


                                                                                                                 At December 31,
                           -------------------------------------------------------------------------------------------------------
                                    1998                   1997                 1996              1995                 1994
                           ---------------------    ------------------   -----------------   -----------------  -----------------
                                        Percent               Percent             Percent             Percent            Percent
                              Amount    of Total    Amount    of Total   Amount   of Total   Amount   of Total  Amount   of Total
                           ----------- ---------    -------- ---------   -------- --------   ------- ---------  ------- ---------

Mortgage Loans:
Residential:
  One- to four-family.....   $114,690     80.20%   $ 87,489     75.34%  $60,741     71.88%  $65,002     74.50%  $61,747    70.33%
  Multi-family............      1,943      1.36       2,004      1.73     2,068      2.45     1,115      1.28     1,400     1.59
  Home equity loans and
   lines(1)...............      9,631      6.73       8,554      7.37     6,653      7.87     4,388      5.03     5,014     5.71
Commercial real estate         11,589      8.11      10,695      9.21    12,275     14.53    12,707     14.56    13,815    15.74
Construction and
 development..............      4,394      3.07       6,485      5.58     2,080      2.46     3,032      3.47     5,079     5.78
                             --------    ------    --------    ------   -------    ------   -------    ------   -------   ------
    Total mortgage loan...    142,247     99.47     115,227     99.23    83,817     99.19    86,244     98.84    87,055    99.15
                             --------    ------    --------    ------   -------    ------   -------    ------   -------   ------
Commercial loans..........         49      0.04          59      0.05        87      0.10       234      0.27       259     0.29
                             --------    ------    --------    ------   -------    ------   -------    ------   -------   ------
Consumer Loans:
  Passbook or certificate.        401      0.28         550      0.47       427      0.51       543      0.62       398     0.46
  Other...................        305      0.21         291      0.25       168      0.20       234      0.27        90     0.10
                             --------    ------    --------    ------   -------    ------   -------    ------   -------   ------
    Total consumer loans..        706      0.49         841      0.72       595      0.71       777      0.89       488     0.56
                             --------    ------    --------    ------   -------    ------   -------    ------   -------   ------
Total loans receivable....    143,002    100.00%    116,127    100.00%   84,499    100.00%   87,255    100.00%   87,802   100.00%
                                         ======                ======              ======              ======             ======
Less:
  Construction loans in
   process................     (1,311)               (1,437)               (440)               (592)             (1,474)
  Allowance for loan
   losses.................     (1,717)               (1,885)             (1,564)             (1,200)             (1,236)
  Deferred loan fees, net.        298                   (70)               (361)               (432)               (481)
                             --------              --------             -------             -------             -------
Loans receivable, net.....   $140,272              $112,735             $82,134             $85,031             $84,611
                             ========              ========             =======             =======             =======


(1) Includes second mortgage loans other than home equity loans of $-0-, $63,000, $74,000, $91,000 and $191,000 at March 31, 1998 and December 31,
     1998, 1997, 1996, 1995 and 1994, respectively.

     Loan Maturity. The following table shows the remaining contractual maturity of the Bank's loans at December 31, 1998. The table does not include the effect of future principal repayments or prepayments.

                                                                            At December 31, 1998
                                          --------------------------------------------------------------------------------------
                                             One- to            Equity                 Construction
                                              Four-   Multi-  Loans and    Commercial       and                            Total
                                             Family   Family     Lines    Real Estate   Development  Commercial Consumer   Loans
                                          --------- --------- --------- -------------- ------------- ---------- --------- -------
                                                                               (In thousands)
Amounts due:
  One year or less.......................   $    374  $    -      $    -      $    27       $ 4,351  $    -      $415    $  5,167
                                            --------  ------      ------      -------       -------  --------    ----    --------

  After one year:
    More than one year to three years....      1,913     140         379          454             9        --     112       3,007
    More than three years to five years..      2,756      74         486        1,078            34        --     148       4,576
    More than five years to ten years....      9,398      --       2,557        1,621            --        49      --      13,625
    More than 10 years to 20 years.......     25,913   1,668       5,650        8,279            --        --      31      41,541
    More than 20 years...................     74,336      61         559          130            --        --      --      75,086
                                            --------  ------      ------      -------       -------  --------    ----    --------
                                             114,316   1,943       9,631       11,562            43        49     291     137,835
                                            --------  ------      ------      -------       -------  --------    ----    --------
  Total due after one year...............    114,690   1,943       9,631       11,589         4,394        49     706     143,002
                                            --------  ------      ------      -------       -------  --------    ----    --------

  Total due
    Less:
      Loans in process...................         --      --          --           --        (1,311)       --      --      (1,311)
      Deferred loan (fees) costs.........        397      --          --          (78)          (21)       --      --         298
      Allowance for loan losses..........     (1,084)    (20)        (77)        (112)         (418)       --      (6)     (1,717)
                                            --------  ------      ------      -------       -------  --------    ----    --------
                                                (687)    (20)        (77)        (190)       (1,750)       --      (6)     (2,730)
                                            --------  ------      ------      -------       -------  --------    ----    --------
    Loans receivable, net................   $114,003  $1,923      $9,554      $11,399       $ 2,644       $49    $700    $140,272
                                            ========  ======      ======      =======       =======  ========    ====    ========

     The following table sets forth, at December 31, 1998, the dollar amount of loans contractually due after December 31, 1999, and whether such loans have fixed interest rates or adjustable interest rates.

                                                 Due After December 31, 1999
                                                -----------------------------
                                                 Fixed   Adjustable   Total
                                                -------  ----------  --------
                                                       (In thousands)
Mortgage loans:
 One- to four-family....................        $72,544     $41,772  $114,316
 Multi-family...........................          1,943          --     1,943
 Equity loans and lines.................          5,847       3,784     9,631
 Commercial real estate.................         10,256       1,306    11,562
 Construction and development...........             43          --        43
                                                -------     -------  --------
  Total mortgage loans..................         90,633      46,862   137,495
Commercial loans........................             49          --        49
Consumer loans..........................            260          31       291
                                                -------     -------  --------
   Total loans..........................        $90,942     $46,893  $137,835
                                                =======     =======  ========


     Origination, Purchase and Servicing of Loans. The Bank's mortgage lending activities are conducted primarily by its loan personnel operating in all of the Bank's branch offices. All loans originated by the Bank, either through internal sources or through loan brokers, are underwritten by the Bank pursuant to the Bank's policies and procedures. The Bank's underwriting policies, guidelines and procedures are modeled after those of FNMA and FHLMC. The Bank originates both adjustable-rate and fixed-rate loans. The Bank's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. It is the general policy of the Bank to retain all loans originated in its portfolio. The Bank currently retains the servicing for all loans originated in its portfolio. The Bank has faced significant competition for loans in its market area. Until 1996, the Bank had relied solely upon its own mortgage staff to originate loans and depended primarily upon getting loans from the Bank's customer base. The Bank did not aggressively advertise, nor did it pay brokers to introduce loans to the Bank. Since 1996, the Bank has sought to compete more aggressively for loans. To that end, the Bank began paying its loan origination staff bonuses based upon loan originations and has significantly increased its advertising in its local market area. The Bank has also begun working with mortgage brokers and paying them fees in return for referring loan applicants to the Bank. The Bank's efforts have enabled it to substantially increase loan originations since 1996. Specifically, in 1998, the Bank originated $50.5 million in mortgage loans, up from $46.4 million in 1997 and $14.4 million in 1996.

     During the years ended December 31, 1998 and December 31, 1997, the Bank originated $45.8 million and $39.3 million of one- to four-family loans, respectively, including home equity loans and lines of credit. Based upon the Bank's investment needs and market opportunities, the Bank has, on occasion, purchased loans, primarily one- to four-family loans, or participated in loans, primarily multi-family loans through the Thrift Institutions Community Investment Corporation of New Jersey ("TICIC"). At December 31, 1998, the Bank had 5 loan participations through TICIC totalling $1.9 million. The Bank has in its loan portfolio loans generated by third-party mortgage companies which were underwritten pursuant to the Bank's policies, and closed in the name of the Bank.

     The following table sets forth the Bank's loan originations, purchases, and principal repayments for the periods indicated. The Bank sold no loans during the periods indicated.


                                                               For the Years Ended
                                                                   December 31,
                                                         ---------------------------------
                                                           1998        1997        1996
                                                         --------    --------    ---------

Beginning balance..................................      $116,127    $ 84,499     $ 87,255
                                                         --------    --------     --------
  Purchases--Multi-family mortgage loans...........           281          --        1,621
                                                         --------    --------     --------
  Loans originated:
    Mortgage loans:
      One- to four-family..........................        41,194      35,017        6,546
      Multi-family.................................            --          --           --
      Home equity lines............................         4,644       4,330        4,726
      Commercial real estate.......................         2,310       1,436        2,090
      Construction and land development............         2,317       5,610        1,015
                                                         --------    --------     --------
        Total mortgage loans.......................        50,465      46,393       14,377
                                                         --------    --------     --------
    Consumer loans:
      Passbook loans...............................           371         477          660
      Automobile...................................           167         222           65
      Credit lines(1)..............................             3          28           --
                                                         --------    --------     --------
        Total consumer loans.......................           541         727          725
                                                         --------    --------     --------
    Loans made to facilitate the sale of
     real estate owned.............................            --          --           --
                                                         --------    --------     --------
        Total originations.........................        51,006      47,120       15,102
                                                         --------    --------     --------
  Loans transferred (to) from real estate owned....            --        (680)        (377)
                                                         --------    --------     --------
   Principal repayments and other, net.............       (24,412)    (14,812)     (19,102)
                                                         --------    --------     --------
Ending balance.....................................      $143,002    $116,127     $ 84,499
                                                         ========    ========     ========


     One- to Four-Family Mortgage Lending. The Bank offers both fixed-rate and adjustable-rate mortgage loans ("ARM") secured by one- to four-family residences with maturities of up to 30 years. Loan originations are generally obtained from the Bank's in-house loan representatives located at all of the Bank's branch offices from local real estate agents, from wholesale brokers and their contacts in the Bank's local real estate industry, from existing or past customers and through referrals from members of the local communities and advertising. One- to four-family mortgage loans are generally underwritten in accordance with FHLMC/FNMA standards. At December 31, 1998, one- to four-family mortgage loans totalled $114.7 million, or 80.2% of the Bank's total loans receivable. Of the Bank's mortgage loans secured by one- to four-family residences, $41.8 million, or 36.4%, were fixed-rate loans and $72.9 million or 63.6% were ARM loans.

     The Bank currently offers fixed-rate mortgage loans with terms from 10 to 30 years. The Bank generally retains for its portfolio all loans it originates. The Bank also offers ARM loan programs made for terms of 30 years and with interest rates, which adjust every 12 months or any other term according to the loan note. The Bank's ARM loans generally provide for periodic (not more than 2.0% over the existing interest rate) and overall (not more than 6.0%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The interest rate adjustment on these loans is indexed to the one-year U.S. Treasury CMT Index with a repricing margin of 2.75% above the index.

     The origination of adjustable-rate residential mortgage loans, as opposed to fixed-rate residential mortgage loans, helps reduce the Bank's exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the credit risk associated with the Bank's adjustable-rate loans but also limit the interest rate sensitivity of its adjustable-rate mortgage loans.

     The Bank's policy generally is to originate one- to four-family residential mortgage loans in amounts up to 90% of the lower of the appraised value or the selling price of the property securing the loan, but generally requires private mortgage insurance if the loan is in an amount in excess of 80% of the lower of the appraised value or selling price. Mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses. The Bank requires fire, casualty, title and, in certain cases, flood insurance on all properties securing real estate loans made by the Bank.

     In an effort to provide financing for first-time home buyers, the Bank offers its first-time home buyers program. This program offers one- to four-family residential mortgage loans to qualified individuals. These loans are originated using the Bank's standard underwriting guidelines. With respect to loans granted under this program, the Bank originates these loans in amounts up to 95% of the lower of the appraised value or selling price of the property securing the loan. In addition, the Bank also participates in the First Home Club Program through the FHLB-NY, which benefits low income first time homebuyers.

     Home Equity Loans. The Bank offers fixed-rate home equity loans and floating rate home equity lines of credit in amounts of up to $150,000. Home equity loans have fixed rates of interest with terms of up to 20 years.
Interest rates on such loans will vary depending on the amortization period chosen by the borrowers. Home equity lines of credit have adjustable-rates of interest, which adjust on a monthly basis. The adjustable-rate of interest charged on such loans is indexed to the prime rate as published in The Wall Street Journal. Currently, home equity lines of credit originated at this time bear a maximum lifetime interest rate cap of 14.0%. The maximum combined loan-to-value ("LTV") ratio on home equity loans and equity lines of credit is 70%; however, this policy provides that management has the discretion to make such real estate loans in excess of 70%. At December 31, 1998, the Bank had in its loan portfolio an aggregate of $14.6 million of home equity loans and equity lines of credit, of which $5.7 million were fixed-rate home equity loans and $8.9 million were equity lines of credit. Of the $8.9 million equity lines of credit, $3.9 million was drawn upon such loans at December 31, 1998. The underwriting standards employed by the Bank for home equity loans and lines of credit include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration. The Bank's home equity loans and lines of credit are secured by first or second liens on one- to four-family residences and condominiums located in the Bank's primary market area.

     Commercial Real Estate and Multi-Family Lending. The Bank also originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small shopping centers located in Northern New Jersey. The Bank's multi-family and commercial real estate underwriting policy provides that such real estate loans may be made in amounts up to 65% of the appraised value of the property; however, this policy provides that management has the discretion to make such real estate loans in excess of 65% of the appraised value of the property. The Bank's multi-family and commercial real estate lending is limited by the regulatory loans-to-one borrower limit which at December 31, 1998 was $5.2 million. The Bank currently originates multi-family and commercial real estate loans, generally with terms of up to 15 years and has developed a variety of programs, primarily balloon type mortgages, indexed to the FHLB advance rate, the Prime Rate and the U.S. Treasury Bill rate. The Bank's multi-family and commercial real estate loans have fixed or adjustable rates of interest that adjust periodically and are indexed to either the prime rate as published in The Wall Street Journal or the U.S. Treasury Bill. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.15x. In addition, environmental impact surveys may be required for multi-family and commercial real estate loans. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. On an exception basis, the Bank may not require a personal guarantee on such loans depending on the creditworthiness of the borrower and the amount of the downpayment and other mitigating circumstances. The Bank's multi-family real estate loan portfolio at December 31, 1998 was $1.9 million, or 1.4%, of total loans receivable and the Bank's commercial real estate loan portfolio at such date was $11.6 million, or 8.1%, of total loans receivable.

     Loans secured by multi-family and commercial real estate properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to the then prevailing conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards.

     Construction and Development Lending. The Bank originates construction and development loans for the development of one- to four-family residences. Such loans are made principally to licensed and experienced developers known to the Bank in its primary market area for the construction of single-family developments. The Bank generally does not originate loans secured by unimproved land. Construction loans are originated in amounts up to 70% of the lesser of the appraised value of the property, as improved, or the sales price. Such loans are offered for up to two year terms and adjustable interest rates which adjust monthly and float at margins which are generally indexed to the Prime Rate of interest as reported in The Wall Street Journal. Proceeds of construction loans are disbursed as phases of the construction are completed. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required. At December 31, 1998, the Bank had $4.4 million of construction loans which amounted to 3.1% of the Bank's total loans receivable.

     Construction and development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction and other assumptions, including the estimated time to sell residential properties. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

     Consumer Lending. Consumer loans at December 31, 1998 amounted to $706,000, or 0.5% of the Bank's total loans receivable, and consisted primarily of $401,000 in loans secured by deposit accounts and $274,000 in automobile loans. Such loans are generally originated in the Bank's primary market area. These loans are generally shorter term and have higher interest rates than one- to four-family mortgage loans.

     Loans secured by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than one- to four-family mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.

     Commercial Lending. At December 31, 1998, the Bank had $49,000 in commercial loans, which the Bank originated through a FHLB program over ten years ago. The Bank does not currently anticipate that commercial lending activity will increase in the immediate future.

     Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Bank. All loans originated by the Bank with principal amounts in excess of $1.0 million require the approval of the Board of Directors. All loans originated by the Bank with principal amounts above $300,000, but less than or equal to $1.0 million require the approval of the Lending Committee. All other loans may be approved by the Bank's Chief Lending Officer. Pursuant to OTS regulations, loans to one borrower cannot exceed 15% of the Bank's unimpaired capital and surplus. The Bank will not make loans to one borrower that are in excess of the regulatory limits.

     Underwriting. With respect to all loans originated by the Bank, it is the general policy of the Bank to retain all such loans in its portfolio. The Bank usually underwrites loans in accordance with FNMA or FHLMC guidelines. While the Bank generally does not consider whether a borrower is in compliance with any requirements regarding Year 2000 issues, the Bank does consider such compliance in connection with any commercial real estate loans it may originate. Upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency. If necessary, additional financial information may be required. An appraisal of real estate intended to secure a proposed loan generally is required to be performed by outside appraisers approved by the Bank. The Board annually approves independent appraisers used by the Bank and approves the Bank's appraisal policy. The Bank's policy is to obtain title and hazard insurance on all mortgage loans and flood insurance when necessary and the Bank generally requires borrowers to make payments to a mortgage escrow account for the payment of property taxes. No title or flood insurance is required, however, for home equity loans.

Delinquent Loans, Classified Assets and Real Estate Owned

     Delinquencies and Classified Assets. Reports listing all delinquent accounts are generated and reviewed by management at least twice a month and the Board of Directors performs a monthly review of all loans or lending relationships delinquent 60 days or more and all real estate owned ("REO"). The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank generally sends the borrower a written notice of non-payment after the loan is first past due. The Bank's guidelines provide that telephone, written correspondence and/or face-to-face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment, offer to work out a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is 90 days or more delinquent, the Bank will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by the Bank, becomes real estate owned.

     Federal regulations and the Bank's Asset Classification Policy require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Bank currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

     Management of the Bank, in determining the allowance for loan losses, considers the risks inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with the general economic and real estate market conditions. The Bank utilizes a two tier approach: (i) identification of impaired loans and the establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of its loan portfolio. The Bank maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and estimated fair value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified loans based on a review of such information. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management's judgment. Although management believes that adequate loan loss allowances are established, actual losses are dependent upon future events and, as such, further additions to the level of the allowance for loan losses may be necessary.

     A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although management believes that, based on information currently available to it at this time, its allowance for loan losses is adequate, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

     The Board reviews classified assets reports prepared by management and classifies its assets on a quarterly basis. The Bank classifies assets in accordance with the management guidelines described above. At December 31, 1998, the Bank had $2.6 million, or 0.80% of total assets, of assets designated as "Substandard," consisting of fifteen one- to four-family mortgage loans, totalling $1.4 million, two construction loans totalling $728,000, one commercial mortgage of $160,000 and real estate owned totalling $373,000. At December 31, 1998, the largest loan designated as "Substandard" had a carrying balance of $694,000, and was a construction loan secured by a partially completed condominium project. At December 31, 1998, no assets were designated as "Doubtful" or "Loss."

          The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated.


                                         At December 31, 1998                              At December 31, 1997
                                -----------------------------------------         -----------------------------------------
                                     60-89 Days         90 Days or More                60-89 Days         90 Days or More
                                -------------------- --------------------         -------------------- --------------------
                                          Principal             Principal                   Principal             Principal
                                 Number    Balance     Number    Balance           Number    Balance     Number    Balance
                                of Loans   of Loans   of Loans   of Loans         of Loans   of Loans   of Loans   of Loans
                                --------- ---------- ---------- ---------         --------- ---------- ---------- ---------
                                                                (Dollars in thousands)
Loans:

 Residential Mortgage.........        1       $  15        14      $1,201             10    $    528       19      $1,652
                                   ----       -----      ----      ------         ------    --------     ----      ------
 Commercial Mortgage..........       --          --         1         158             --          --        1         119
 Construction and land
    development...............       --          --         2         725             --          --        2         718
                                   ----       -----      ----      ------         ------    --------     ----      ------
  Total loans.................        1       $  15        17      $2,084             10    $    528       22      $2,489
                                   =====      =====      ====      ======         ======    ========     ====      ======
Delinquent loans to total
    loans.....................     0.01%       0.01%     1.25%       1.46%          0.72%       0.45%    1.59%       2.14%
                                   =====      =====      ====      ======         ======    ========     ====      ======

                                         At December 31, 1996
                                -----------------------------------------
                                     60-89 Days         90 Days or More
                                -------------------- --------------------
                                          Principal             Principal
                                 Number    Balance     Number    Balance
                                of Loans   of Loans   of Loans   of Loans
                                --------- ---------- ---------- ---------
                                            (Dollars in thousands)

Loans:

 Residential Mortgage.........       14       $ 904        14      $1,733
                                   ----       -----      ----      ------
 Commercial Mortgage..........       --          --         2         431
 Construction and land
    development...............       --          --         2         705
                                   ----       -----      ----      ------
  Total loans.................       14       $ 904        18      $2,869
                                   =====      =====      ====      ======
Delinquent loans to total
    loans.....................     1.15%       1.07%     1.48%       3.40%
                                   =====      =====      ====      ======


          Non-Performing Assets and Impaired Loans. The following table sets forth information regarding nonaccrual loans and REO. At December 31, 1998, REO totalled $582,000 million and consisted of six properties. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due and to fully reserve for all previously accrued interest. For the years ended
December 31, 1998 and 1997, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $162,000 and $177,000, respectively. On January 1, 1995, the Bank adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. At December 31, 1998 and 1997, total impaired loans were $1.46 million and $1.65 million, respectively. All impaired loans are residential real estate mortgage loans which have been measured for impairment using the fair value of the collateral method. During the year ended December 31, 1998, the average recorded value of impaired loans was $1.54 million. For these loans, no interest income was recognized.

                                                    At December 31,
                                      ------------------------------------------
                                       1998     1997     1996     1995     1994
                                      ------   ------   ------   ------   ------
Nonaccrual loans:
 Residential Mortgages..............  $1,201   $1,576   $1,733   $  931   $1,369
 Commercial Mortgages...............     158      119      431      380      263
 Construction and land development..     725      718      705      734    1,346
                                      ------   ------   ------   ------   ------
  Total nonaccrual loans............   2,084    2,413    2,869    2,045    2,978

Restructured loans:
 Residential Mortgages..............      94       94       99      104      112
                                      ------   ------   ------   ------   ------
  Total non-performing loans........   2,188    2,507    2,968    2,149    3,090
Real estate owned, net(1)...........     582    1,215    1,394    1,352    1,864
                                      ------   ------   ------   ------   ------
  Total non-performing assets.......  $2,770   $3,722   $4,362   $3,501   $4,954
                                      ======   ======   ======   ======   ======
Non-performing loans as a
 percent of total loans(2)..........    1.46%    2.16%    3.51%    2.46%    3.52%
                                      ======   ======   ======   ======   ======
Non-performing assets as
 a percent of total assets(3).......    0.84%    1.24%    1.85%    1.57%    2.48%
                                      ======   ======   ======   ======   ======

----------
(1) REO balances are shown net of related valuation allowances. REO includes $209,000 of property that is not considered substandard.
(2) Non-performing loans consist of all loans 90 days or more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.
(3)  Non-performing assets consist of non-performing loans and REO.

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 1998 and 1997, the Bank's allowance for loan losses was 1.20% and 1.62%, respectively, of total loans receivable and 0.82% and 0.78%, respectively, of nonaccrual loans. The Bank had non-accrual loans of $2.1 million and $2.4 million at December 31, 1998 and 1997, respectively. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

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

     Specific allocations of the allowance for loan losses are identified by individual loan based upon a detailed credit review of each such loan. General loan loss allowances are allocated to pools of loans categorized by type and assigned allowance percentages which take into effect past charge-off history, industry averages and current trends and risks. Finally, an unallocated portion of the allowance is maintained to account for the general inherent risk in the loan portfolio, known circumstances which are not addressed in the allocated portion of the allowance (such as the increased dependence on outside mortgage brokers for originations), and the necessary imprecision in the determination of the allocation portion of the allowance.

     Among the more significant situations and circumstances which are considered within the unallocated portion of the allowance is that the Bank began aggressively competing in the market for loan originations in early 1997 via various means not previously utilized, such as the use of outside mortgage brokers and paying bonuses to inside loan origination personnel. In addition, the Bank increased its advertising efforts and expanded its product line to include product types with more risk, such as a first-time homeowner loan which allows for higher than normal loan to collateral ratios. The loan portfolio grew by $26.9 million or 23.1% in 1998 and by $31.6 million or 37.4% in 1997 due to these factors after declining in 1996, 1995 and 1994. The increased inherent risk associated with the aforementioned circumstances are elements within the unallocated allowance. Another element considered in unallocated allowance is the continuing resolution of loans related to a large condominium project which has been in default since 1993. The project is still not complete and various borrowers, including some with mortgages with the Bank have defaulted on their loans. Accordingly, while the loans were current and performing, the inherent risk related to these loans was higher than that normally associated with these types of loans. Finally, the determination of the allocated portion of the allowance is highly subjective and requires significant reliance on estimates, assumptions and judgments. Specific allowances are typically based upon the appraised value of the underlying collateral, which can vary based upon the particular appraiser involved, and management's estimates of property disposal costs. General allowances are based upon loss percentages applied to delineated loan categories. The loss percentages are a particularly inexact science. As such, management has deemed it prudent to recognize the inherent imprecision of the process by maintaining what it believes to be a conservative, but appropriate level of unallocated reserves.

     The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the following table.

                                               At or For the Years Ended December 31,
                                            -------------------------------------------
                                             1998     1997      1996     1995     1994
                                            ------   ------   -------   ------   ------
Balance at beginning of period............  $1,885   $1,564   $ 1,200   $1,236   $1,550
                                            ------   ------   -------   ------   ------
Provision for (recapture of) loan losses..    (131)     487       232      510     (247)
                                            ------   ------   -------   ------   ------
Charge-offs:
 Mortgage loans:
   One- to four-family....................      37       60        --       --       57
   Multi-family...........................      --       --        --       56       --
 Commercial real estate...................      --      106        --       --       --
 Construction and land development........      --       --        --      490       10
                                            ------   ------   -------   ------   ------
   Total mortgage loans...................      37      166        --      546       67
                                            ------   ------   -------   ------   ------
Recoveries:
 Construction and land development........      --       --       132       --       --
                                            ------   ------   -------   ------   ------
Balance at end of period..................  $1,717   $1,885   $ 1,564   $1,200   $1,236
                                            ======   ======   =======   ======   ======
Ratio of net charge-offs during
  the period to average gross loans
  during the period.......................    0.03%    0.17%    (0.15)%   0.63%    0.08%
                                            ======   ======   =======   ======   ======
Allowance for loan losses as a
 percent of total loans...................    1.20%    1.62%     1.85%    1.38%    1.41%
                                            ======   ======   =======   ======   ======
Allowance for loan losses as a
 percent of non-performing loans..........   78.47%   75.19%    52.70%   55.84%   40.00%
                                            ======   ======   =======   ======   ======

     The following tables set forth the Bank's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.

                                             At December 31, 1998
                                       --------------------------------------------------------------------------------------------
                                              1998         Percent of         1997          Percent          1996          Percent
                                       ------------------   Loans in   ------------------  of Loans   ------------------  of Loans
                                               Percent of     Each             Percent of   in Each           Percent of   in Each
                                                Allowance   Category           Allowance   Category           Allowance   Category
                                                to Total    to Total            to Total   to Total            to Total   to Total
                                       Amount   Allowance    Loans     Amount  Allowance     Loans    Amount  Allowance     Loans
                                       --------------------------------------------------------------------------------------------
                                                                            (Dollars in thousands)
Mortgage loans:
  Residential........................  $  763       44.44%    88.29%   $  621    32.94%     84.44%    $  511     32.67%     82.20%
  Commercial real estate.............     122        7.11      8.11       112     5.94       9.21        184     11.77      14.53
  Construction and land development..     418       24.34      3.07       628    33.32       5.58        349     22.31       2.46
                                       ------      ------    ------    ------   ------     ------     ------    ------     ------
    Total mortgage loans.............   1,303       75.89     99.47     1,361    72.20      99.23      1,044     66.75      99.19
Commercial loans.....................      --          --      0.04        --       --       0.05         --        --       0.10
Consumer loans.......................       6        0.35      0.49         6     0.32       0.72          4      0.26       0.71
                                       ------      ------    ------    ------   ------     ------     ------    ------     ------
                                        1,309       76.24    100.00%    1,367    72.52     100.00%     1,048     67.01     100.00%
                                                             ======                        ======                          ======
Unallocated..........................     408       23.76                 518    27.48                   516     32.99
                                       ------      ------              ------   ------                ------    ------
    Total allowance
    for loan losses..................  $1,717      100.00%             $1,885   100.00%               $1,564    100.00%
                                       ======      ======              ======   ======                ======    ======

                                                             At December 31,
                                       ------------------------------------------------------------
                                              1995          Percent          1994           Percent
                                       ------------------  of Loans   ------------------   of Loans
                                               Percent of   in Each            Percent of   in Each
                                               Allowance   Category            Allowance   Category
                                                to Total   to Total             to Total   to Total
                                       Amount  Allowance     Loans    Amount   Allowance     Loans
                                       ------------------------------------------------------------
                                                        (Dollars in thousands)
Mortgage loans:
  Residential........................  $  413    34.42%     80.81%    $  383     30.99%     77.63%
  Commercial real estate.............     190    15.83      14.56        171     13.84      15.74
  Construction and land development..     141    11.75       3.47        223     18.04       5.78
                                       ------   ------     ------     ------    ------     ------
    Total mortgage loans.............     744    62.00      98.84        777     62.87      99.15
Commercial loans.....................       1     0.08       0.27          1      0.08       0.29
Consumer loans.......................       6     0.50       0.89          2      0.16       0.56
                                       ------   ------     ------     ------    ------     ------
                                          751    62.58     100.00%       780     63.11     100.00%
                                                           ======                          ======
Unallocated..........................     449    37.42                   456     36.89
                                       ------   ------                ------    ------
    Total allowance
    for loan losses..................  $1,200   100.00%               $1,236    100.00%
                                       ======   ======                ======    ======

     Real Estate Owned. At December 31, 1998, the Bank had $582,000 million of real estate owned consisting of 6 properties, 5 of which were acquired through foreclosure. When the Bank acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Bank to have obtained an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is the Bank's policy to require appraisals on a periodic basis on foreclosed properties and conduct inspections on foreclosed properties.

Investment Activities

     The Company can invest in common and preferred stocks, limited partnerships and all investments the Bank is permitted to invest in. Anything other than that requires the Board of Director's approval. Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet its normal daily activities.

     The Bank's current policies generally limit securities investments to U.S. Government and agency securities, municipal bonds and corporate debt obligations and corporate equities. In addition, the Bank's policies permit investments in mortgage-backed securities, including securities issued and guaranteed by FNMA, FHLMC and GNMA. The Bank's current securities investment strategy is to continue to emphasize the purchase of mortgage-backed securities and U.S. Government and agency obligations as well as state and municipal obligations for purposes of interest rate risk management.

     At December 31, 1998, the Company had $155.5 million in securities, consisting primarily of mortgage-backed securities, U.S. Government and agency obligations, trust preferred securities and municipal obligations. SFAS No. 115 requires the Company to designate its securities as held-to-maturity, available-for-sale or trading depending on the Company's intent regarding its investments. The Company does not currently maintain a trading portfolio of securities. At December 31, 1998, all of the Company's mortgage-backed securities were classified as held-to-maturity. Also at that date, 18.3% of the Company's investment securities were classified as available-for-sale and 81.7% were classified as held-to-maturity. Of the Company's total investment securities and mortgage-backed securities portfolio, the Company's securities classified as held-to-maturity had an aggregate market value of $148.4 million and an amortized cost of $147.2 million. The Company's securities classified as available-for-sale had an aggregate market value of $8.3 million and an amortized cost of $8.0 million at December 31, 1998.

     Mortgage-Backed Securities. The Bank purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) reduce its credit risk as a result of the guarantee provided by FHLMC, FNMA and GNMA; (iii) utilize these securities as collateral for borrowings; and (iv) increase the liquidity of the Bank. The Bank has primarily invested in mortgage-backed securities issued or sponsored by FNMA, FHLMC and GNMA and private issuers. At December 31, 1998, mortgage-backed securities totalled $110.4 million, or 33.6% of total assets and 35.0% of total interest-earning assets, and all were classified as held-to-maturity. At December 31, 1998, 64.3% of the mortgage-backed securities were adjustable-rate and 35.7% were fixed-rate. The mortgage-backed securities portfolio had coupon rates ranging from 5.00% to 15.00% and had a weighted average yield of 6.63% at December 31, 1998. The estimated fair value of the Bank's mortgage-backed securities held to maturity at December 31, 1998, was $111.5 million, which is $1.1 million more than the amortized cost of $110.4 million.

     Mortgage-backed securities are created by the pooling of mortgages and issuance of a security with an interest rate which is less than the interest rate on the underlying mortgage. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Bank focuses its investments on mortgage-backed securities backed by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including FNMA, FHLMC and GNMA) pool and resell the participation interests in the form of securities to investors such as the Bank and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of loan servicing and payment guarantees. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank. Investments in mortgage-backed securities involve a risk that actual prepayments will differ from estimated prepayments used in pricing the security at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities on in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. The Bank estimates prepayments for its mortgage-backed securities at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the mortgage-backed securities at issue and current mortgage interest rates and to determine the yield and estimated maturity of its mortgage-backed security portfolio. Of the Bank's $110.4 million mortgage-backed securities portfolio at December 31, 1998, $817,000 with a weighted average yield of 7.79% had contractual maturities within five years and $109.6 million with a weighted average yield of 6.62% had contractual maturities over five years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.
During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's mortgage-backed securities prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

     U.S. Government and Agency Obligations and Obligations of States and Municipalities. At December 31, 1998, the U.S. Government and Agency securities portfolio totalled $33.9 million, or 10.3% of total assets, $25.6 million of which were classified as held-to-maturity. In addition, the Bank held $388,000 in obligations of a New Jersey municipal subdivision.

     Trust Preferred Securities. At December 31, 1998, the investment portfolio included $10.9 million, or 3.3% of total assets, in trust preferred securities, all of which were purchased in 1998. Trust preferred securities are non-perpetual cumulative preferred stock issued by a wholly owned subsidiary of a bank and are classified as debt securities under generally accepted accounting principles. Securities of this nature are permissible investments for banks and thrifts provided they are of investment grade quality and are rated as such by any of the top rating services. Before purchasing these investments, the Bank researched extensively the permissibility and suitability of these investments and whether they had a place on the balance sheet of the Bank. The Bank's policy as approved by the Board of Directors allows for the purchase of investments which are considered investment grade and are permissible investments under OTS regulations. Securities considered investment grade must be rated in on of the four highest categories by a nationally recognized statistical rating agency. Additionally, the Board's policy limits these type of investments to a maximum aggregate dollar amount to $10,000,000. The Bank's conclusion was that these investments had a place on the balance sheet and over a period of time $10.0 million of trust preferred security investments in five of the most well known large commercial banks in the eastern United States was made. In addition to such securities owned by the Bank, the Company owns one trust preferred security which is carried at $907,000.

     The $10.9 million in trust preferred securities is a combination of $7.0 million in floating rate (spread to Libor) investments and $3.9 million in fixed rate investments. The adjustable investments offer quarterly interest adjustments, uncapped coupons and call protection unavailable in most other types of adjustable investments. The $3.9 million in fixed rate investments offer yield for the balance sheet and presented a cost of funds spread which was unavailable in other types of alternative investments. These investments present the normal type of risk to the Company and the Bank that is associated with other forms of marketable debt securities. These include credit risk, which is associated with the underlying creditworthiness of the issuer, liquidity risk, which is associated with the ability to dispose of a security in a reasonable time period at a reasonable price, and call risk, which is associated with these securities having call provisions after 10 years.

     The following table sets forth certain information regarding the amortized cost and fair value of securities at the dates indicated.

                                                                     At December 31,
                                              ------------------------------------------------------------
                                                       1998                1997                1996
                                              --------------------  ------------------  ------------------
                                                Amortized   Fair    Amortized   Fair    Amortized   Fair
                                                  Cost      Value     Cost      Value     Cost      Value
                                              -----------  -------  ---------  -------  ---------  -------
                                                                      (In thousands)
Investment securities available-for-sale(1):
 U.S. Government obligations.................     $ 7,983  $ 8,282    $ 6,980  $ 7,081  $      --  $    --
 Obligations of states and
  municipal subdivisions.....................          --       --         --       --        115      120
 Mutual fund.................................          --       --         --       --      1,554    1,527
                                                  -------  -------    -------  -------    -------  -------
  Total securities available-for-sale........       7,983    8,282      6,980    7,081      1,669    1,647
                                                  -------  -------    -------  -------    -------  -------
Investment securities held-to-maturity (1):
 U.S. Government and
  Agency obligations.........................      25,582   25,884     22,929   23,339     22,476   22,766
 Trust preferred securities..................      10,903   10,619         --       --         --       --
 Obligations of states and
   municipal subdivisions....................         388      388         --       --         --       --
                                                  -------  -------    -------  -------    -------  -------
                                                   36,873   36,891     22,929   23,339     22,476   22,766
                                                  -------  -------    -------  -------    -------  -------
Federal Home Loan Bank of
 New York stock (2)..........................       2,607    2,607      2,184    2,184      1,670    1,670
                                                  -------  -------    -------  -------    -------  -------
  Total......................................     $47,463  $47,780    $32,093  $32,604    $25,815  $26,083
                                                  =======  =======    =======  =======    =======  =======

(1) Available-for-sale securities are carried at fair value while held-to-maturity securities are carried at amortized cost.
(2) Investment is required by regulation. As the security is not readily marketable, its cost approximates fair value.

     The following table sets forth investment securities activities for the periods indicated.

                                                        At December 31,
                                                 ----------------------------
                                                   1998      1997      1996
                                                 --------  --------  --------
Investment securities:
Investment securities, beginning of period(1)..  $30,009   $ 24,124   $20,414
                                                 -------   --------   -------
Purchases:
   Investment securities--held-to-maturity.....   23,640     10,400    10,998
   Investment securities--available-for-sale...    1,000      7,034        88
Calls:
   Investment securities--held-to-maturity.....   (7,740)   (10,000)   (5,000)
   Investment securities--available-for-sale...       --         --        --
Maturities:
   Investment securities--held-to-maturity.....   (2,150)        --    (2,000)
   Investment securities--available-for-sale...       --       (115)     (192)
Sales of securities available-for-sale.........       --     (1,608)     (100)
Increase (decrease) in net premium.............      199         52        (2)
Increase (decrease) in unrealized gains........      198        122       (82)
                                                 -------   --------   -------
   Net increase in investment securities.......   15,147      5,885     3,710
                                                 -------   --------   -------
Investment securities, end of period...........  $45,156   $ 30,009   $24,124
                                                 =======   ========   =======

--------------
(1)  Includes investment securities available-for-sale.

     The following table sets forth certain information regarding the amortized cost and fair values of the Bank's mortgage-backed securities, all of which are held-to-maturity, at the dates indicated.

                                                                   At December 31,
                             ---------------------------------------------------------------------------------------------------
                                            1998                             1997                              1996
                             ---------------------------------  -------------------------------  -------------------------------
                                           Percent                          Percent                          Percent
                               Amortized      of        Fair    Amortized      of        Fair    Amortized      of        Fair
                                 Cost      Total(1)    Value      Cost      Total(1)    Value      Cost      Total(1)    Value
                             -----------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                               (Dollars in thousands)
By Issuer:
   GNMA.....................    $ 58,816    53.29%    $ 59,500   $ 78,657    60.42%    $ 79,775   $ 65,996    58.27%    $ 67,095
   FHLMC....................      26,699    24.19       27,019     26,551    20.40       26,749     32,041    28.29       32,023
   FNMA.....................      20,101    18.21       20,267     24,959    19.17       25,150     15,204    13.43       15,227
   Other....................       4,760     4.31        4,727          7     0.01            7         13     0.01           13
                                --------   ------     --------   --------   ------     --------   --------   ------     --------
      Total mortgage-backed
         securities (1)(2)..    $110,376   100.00%    $111,513   $130,174   100.00%    $131,681   $113,254   100.00%    $114,358
                                ========   ======     ========   ========   ======     ========   ========   ======     ========

By Coupon Type:
   Adjustable-rate..........    $ 70,919    64.25%    $ 71,390   $ 82,938    63.71%    $ 83,740   $ 62,849    55.49%    $ 63,693
   Fixed-rate...............      39,457    35.75       40,123     47,236    36.29       47,941     50,405    44.51       50,665
                                --------   ------     --------   --------   ------     --------   --------   ------     --------
      Total mortgage-backed
         securities (1)(2)..    $110,376   100.00%    $111,513   $130,174   100.00%    $131,681   $113,254   100.00%    $114,358
                                ========   ======     ========   ========   ======     ========   ========   ======     ========

-----------------
(1)  Based on amortized cost.
(2) Includes net unamortized premiums of $206, $243 and $193 at December 31, 1998, 1997 and 1996, respectively.


     The following table sets forth the Bank's mortgage-backed securities activities for the periods indicated.

                                                          For the Years
                                                       Ended December 31,
                                                -------------------------------
                                                   1998       1997       1996
                                                ---------   --------   --------
Beginning balance.............................   $130,174   $113,254   $100,031
 Purchases....................................     21,892     37,026     30,570
 Principal repayments.........................    (41,587)   (20,084)   (17,384)
 Net amortization and accretion of discounts
   and premiums...............................       (103)       (22)        37
                                                 --------   --------   --------
Ending balance................................   $110,376   $130,174   $113,254
                                                 ========   ========   ========

  The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of investment securities available-for-sale and held-to-maturity and mortgage-backed securities held-to-maturity as of December 31, 1998.

                                                                        At December 31, 1998
                                --------------------------------------------------------------------------------------------------
                                                      More than One       More than Five
                                 One Year or Less   Year to Five Years  Years to Ten Years  More than Ten Years        Total
                                ------------------  ------------------  ------------------  -------------------  ------------------
                                          Weighted            Weighted            Weighted             Weighted            Weighted
                                Carrying   Average  Carrying   Average  Carrying   Average  Carrying    Average  Carrying   Average
                                 Value      Yield    Value      Yield    Value      Yield     Value      Yield     Value     Yield
                                --------  --------  --------  --------  --------  --------  --------   --------  --------  --------
                                                                    (Dollars in thousands)
Investment securities
 available-for-sale:
   U.S. Treasury and
    Government agency
      obligations.............   $   --       --%     $7,283    5.92%   $    --       --%   $    999     7.01%   $  8,282    6.05%
                                 ======               ======            =======             ========             ========
Investment securities
 held-to-maturity:
   U.S. Treasury and
    Government agency
      obligations.............   $1,000     6.39      $2,000    6.10    $14,000     7.04    $  8,582     7.08    $ 25,582    6.95
   Municipal obligations......      150     3.65          --      --         --       --         238     4.46         388    4.15
   Trust preferred
    securities................       --       --          --      --         --       --      10,903     6.65      10,903    6.65
                                 ------               ------            -------             --------             --------
     Total investment
      securities held
       to maturity............   $1,150     6.03      $2,000    6.10    $14,000     7.04    $ 19,723     6.77    $ 36,873    6.83
                                 ======               ======            =======             ========             ========
Mortgage-backed securities
 held-to-maturity:
   Adjustable-rate:
     GNMA.....................   $   --       --      $   --      --        --        --    $ 48,833     6.44    $ 48,833    6.44
     FHLMC....................       --       --          --      --         --       --       8,941     5.95       8,941    5.95
     FNMA.....................       --       --          --      --         --       --      13,145     6.27      13,145    6.27
                                 ------               ------            -------             --------             --------
        Total.................       --       --          --      --         --       --      70,919     6.34      70,919    6.34
                                 ------               ------            -------             --------             --------
   Fixed-rate:
     GNMA.....................        3    12.00           4    8.00      3,429     7.60       6,547     7.48       9,983    7.52
     FHLMC....................      394     8.00         118    9.00      3,400     6.61      13,846     7.11      17,758    7.05
     FNMA.....................      298     7.00          --      --        717     7.00       5,941     7.09       6,956    7.08
     Other....................       --       --          --      --         --       --       4,760     6.76       4,760    6.76
                                 ------               ------            -------             --------             --------
        Total.................      695     7.58         122    8.97      7,546     7.10      31,094     7.14      39,457    7.14
                                 ------               ------            -------             --------             --------
Total mortgage-backed
 securities
  held-to-maturity............   $  695     7.58      $  122    8.97    $ 7,546     7.10    $102,013     6.58    $110,376    6.63
                                 ======               ======            =======             ========             ========

Sources of Funds

     General.   Deposits, loan repayments and prepayments, security maturities, cash flows generated from operations and FHLB borrowings are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

     Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of savings, checking accounts, NOW accounts, money market club accounts, certificate of deposit accounts and Individual Retirement Accounts. For the year ended December 31, 1998, average core deposits represented 40.2% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank has historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products through print media and generally does not solicit deposits from outside its market area. The Bank does not actively solicit certificate accounts in excess of $100,000 or use brokers to obtain deposits. At December 31, 1998, 83.8% of the Bank's certificate of deposit accounts had terms of less than twelve months.

     The following table presents the deposit activity of the Bank for the periods indicated.

                                         For the Years Ended December
                                                      31,
                                      --------------------------------
                                          1998       1997       1996
                                      --------------------------------

Beginning balance                       $238,192   $179,946   $178,392
                                        --------   --------   --------
   Purchase of deposits from another          --     51,007         --
      institution
   Net deposits (withdrawals)             (9,626)      (850)    (5,595)
   Interest credited                       9,747      8,089      7,149
                                        --------   --------   --------
Increase in deposit accounts                 121     58,246      1,554
                                        --------   --------   --------
Ending balance                          $238,313   $238,192   $179,946
                                        ========   ========   ========


     At December 31, 1998, the Bank had $17.7 million in certificate accounts in amounts of $100,000 or more maturing as follows.

                                           Weighted
                                            Average
Maturity Period            Amount            Rate
---------------            ---------    ---------------
                               (Dollars in thousands)

Three months or less       $ 5,655           5.51%
Over 3 through 6 months      3,647           5.22
Over 6 through 12 months     5,549           5.71
Over 12 months               2,805           5.67
                           -------           ----
Total                      $17,656           5.54%
                           =======           ====

     The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize month-end balances.


                                                                   For the Years Ended December 31,
                              -----------------------------------------------------------------------------------------------------
                                             1998                             1997                              1996
                              -------------------------------    -------------------------------    -------------------------------
                                           Percent                           Percent                           Percent
                                          of Total   Weighted               of Total   Weighted               of Total   Weighted
                                Average    Average    Average     Average    Average    Average     Average    Average    Average
                                Balance   Deposits     Rate       Balance   Deposits     Rate       Balance   Deposits     Rate
                              ----------  ---------  --------    ---------  ---------   --------    --------  ---------  ----------
                                                                     (Dollars in thousands)
Demand accounts..............   $ 33,631     14.10%      1.01%    $ 24,863     12.60%      1.18%    $ 21,679     12.18%      1.24%
Savings and Club accounts....     62,120     26.05       2.69       53,221     26.97       2.55       51,138     28.74       2.50
Certificates of deposit......    142,714     59.85       5.42      119,272     60.43       5.40      105,141     59.08       5.33
                                --------    ------                --------    ------                --------    ------
       Total.................   $238,465    100.00%      4.09%    $197,356    100.00%      4.10%    $177,958    100.00%      4.02%
                                ========    ======                ========    ======                ========    ======

Certificate accounts(1):
   Less than six months......   $ 70,208     49.74%      5.15%    $ 70,186     49.32%      5.24%    $ 51,854     48.17%      5.08%
   Over six through 12 months     48,109     34.08       5.32       44,047     30.95       5.59       34,720     32.25       5.45
   Over 12 months through 36      19,572     13.86       5.46       25,309     17.78       5.96       16,417     15.25       5.54
    months...................
   Over 36 months............      3,280      2.32       5.75        2,782      1.95       6.96        4,656      4.33       6.48
                                --------    ------                --------    ------                --------    ------
       Total certificate
         accounts............   $141,169    100.00%      5.26     $142,324    100.00%      5.51%    $107,647    100.00%      5.33%
                                ========    ======                ========    ======                ========    ======

(1) Based on remaining maturity of certificates calculated as of the end of the period.

     The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1998.


                                      Period to Maturity from December 31, 1998                      At December 31,
                           --------------------------------------------------------------  -------------------------------
                                                      Two to   Three to  Four to  After
                             Less than    One to      Three      Four     Five     Five
                              One Year   Two years    years     years     years   Years      1998       1997       1996
                           ------------  ----------  --------  --------  -------  -------  --------   ---------  ---------
                                                               (In thousands)
Certificate accounts:
to 4.00%....................   $  4,811     $    40  $     --  $     --  $    --  $   --   $  4,851    $  2,538  $ 11,101
 4.01 to 5.00%..............     39,298       5,243       822         9      113      --     45,485      33,593    21,836
 5.01 to 6.00%..............     66,573       6,549     1,739     1,356    1,198     314     77,729      88,877    60,352
 6.01 to 7.00%..............      5,667       4,247       537       271       19      --     10,741      14,451    11,851
 7.01 to 8.00%..............      1,734         395        --        --       --      --      2,129       2,069     1,486
 Over 9.00%.................         --          --        --        --       --      --         --         536       847
                               --------     -------    ------    ------   ------  ------   --------    --------  --------
                               $118,083     $16,474    $3,098    $1,636   $1,330    $314   $140,935     142,064   107,473
                               ========     =======    ======    ======   ======  ======
Accrued interest payable................................................................        234         260       174
                                                                                           --------    --------  --------
 Total..................................................................................   $141,169    $142,324  $107,647
                                                                                           ========    ========  ========

     Borrowings. The Bank utilizes borrowings from the FHLB as an alternative to retail deposits to fund its operations as part of its operating strategy. These FHLB borrowings are collateralized primarily by certain of the Bank's mortgage-related securities and secondarily by the Bank's investment in capital stock of the FHLB. FHLB borrowings are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. See "Regulation and Supervision--Federal Home Loan Bank System." At December 31, 1998, the Bank had $42.0 million in outstanding FHLB borrowings, compared to $30.3 million at December 31, 1997.

     The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated.

                                            At or For the Years
                                             Ended December 31,
                                      -----------------------------
                                          1998      1997      1996
                                      ---------  ---------  -------
                                        (Dollars in thousands)

Average balance outstanding............ $42,364   $26,223   $18,092

Maximum amount outstanding at any
    month-end during the period........  52,145    43,675    23,650

Balance outstanding at end of period...  42,010    30,300    23,650

Weighted average interest rate
  during the period....................    5.83%     5.97%     6.36%

Weighted average interest rate at
  end of period........................    5.69%     6.08%     6.20%


Subsidiary Activities

     The Corporation is the parent corporation of one wholly owned subsidiary, the Bank. In addition, the Bank is the parent corporation of one wholly owned subsidiary corporation, West Essex Insurance Agency ("WEIA"). WEIA was formed in December 1982 to offer insurance products and tax-deferred annuities through an agent. Originally, these products were sold at one of the Bank's branches. Commencing in 1993, customers have been referred to Anthony R. Davis Agency at an off-site location. WEIA receives a fee for each customer referral resulting in the purchase of an insurance and/or annuity product. Sales of annuity products totalled $165,000 for the year ended December 31, 1998. WEIA's earnings are at a nominal level since management decided in early 1994 to de-emphasize this activity due to the lack of demand and controversial publicity associated with uninsured annuity products.

Personnel

     As of December 31, 1998, the Bank had 49 authorized full-time employee positions and 6 authorized part-time employee positions. The employees are not represented by a collective bargaining unit and the Association considers its relationship with its employees to be good.

                           REGULATION AND SUPERVISION

General

     The Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the FDIC, as the deposit insurer. The Bank is a member of the FHLB System. The Bank's deposit accounts are insured up to applicable limits by the SAIF managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the MHC and the Bank and their operations. The MHC, as a federal mutual holding company and the Company, as a federal corporation, will also be required to file certain reports with, and otherwise comply with the rules and regulations of the OTS.

     The following summary of the regulation and supervision of savings associations and their holding companies does not purport to be a complete description of the applicable statutes and regulations and is qualified in its entirety by reference to such statutes and regulations.

Federal Savings Institution Regulation

     Business Activities. The activities of federal savings institutions are governed by the HOLA and, in certain respects, the Federal Deposit Insurance Act (the "FDI Act") and the regulations issued by the agencies to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal associations, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

     Loans-to-One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans-to-one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1998, the Bank's regulatory limit on loans-to-one borrower was $5.2 million. At December 31, 1998, the Bank's largest aggregate amount of loans-to-one borrower was $2.0 million, consisting of a $1.0 million construction loan and a $980,000 commercial real estate loan.

     QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to qualify as a "domestic building and loan association" as that term is defined in the Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12 month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 1998, the Bank maintained 81.0% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered as "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective in 1998 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier 1 Association") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. At December 31, 1998, the Bank was a Tier 1 Association. Effective April 1, 1999, the OTS's capital distribution regulation will change. Under the new regulation, an application to and the prior approval of the OTS will be required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for December 31, 1998 was 7.38%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required by regulation to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly Thrift Financial Report. The assessments paid by the Bank for the year ended December 31, 1998 totalled $76,000.

     Branching. OTS regulations permit federally chartered savings associations to branch nationwide under certain conditions. Generally, federal savings associations may establish interstate networks and geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings associations.

     Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Holding Company and any non-savings institution subsidiaries that the Holding Company may establish) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally requires that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. A savings association also is prohibited from extending credit to any affiliate engaged in activities not permitted for a bank holding company and may not purchase the securities of an affiliate (other than a subsidiary).

     Section 22(h) of the Federal Reserve Act restricts a savings association with respect to loans to directors, executive officers, and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings association, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings association's total capital and surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and shareholders who directly or indirectly control 10% or more of voting securities of a stock savings association, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings association. Any "interested" director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons except for extensions of credit made pursuant to a benefit or compensation program that is widely available to the institution's employees and does not give preference to insiders over other employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.0 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal and state law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The FDI Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness ("Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1998, the Bank met each of its capital requirements.

     The following table presents the Bank's capital position at December 31, 1998.

                                         Excess           Capital
                                                 ---------------------
                   Actual   Required  (Deficiency)   Actual   Required
                   Capital  Capital      Amount     Percent    Percent
                 -----------------------------------------------------
                             (Dollars in thousands)
Tangible.......... $33,000   $ 4,743      $28,257     10.44%      1.50%
Core (Leverage)...  33,000    12,649       20,351     10.44       4.00%
Risk-based........  34,500     9,580       24,920     28.81       8.00%

Prompt Corrective Regulatory Action

     Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has a total risk-based capital of less than 8% or a leverage ratio or a Tier 1 capital ratio that is less than 4% is considered to be undercapitalized. A savings institution that has a total risk-based capital less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is critically undercapitalized. The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions may become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators, restrictions on growth, and capital distributions and limitations on expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts

     Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1998, FICO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF") members paid 1.22 basis points. By law, there will be equal sharing of FICO payments between SAIF and BIF members on the earlier of January 1, 2000 or the date the SAIF and BIF are merged.

     The Bank's assessment rate for fiscal 1998 was zero basis points and no premium was paid for this period. Payments toward the FICO bonds amounted to $136,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association. Management cannot predict what insurance assessment rates will be in the future.

     Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Community Reinvestment Act

     Federal Regulation. Under the Community Reinvestment Act, as amended ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The FIRREA amended the CRA to require the OTS to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system, which replaced the five-tiered numerical rating system. The Bank's latest CRA rating received from the OTS was "Satisfactory."

Federal Home Loan Bank System

     The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 1998 of $2.6 million. FHLB borrowings must be secured by specified types of collateral and all long-term borrowings may only be obtained for the purpose of providing funds for residential housing finance. At December 31, 1998, the Bank had $42.0 million in FHLB borrowings.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 1998, 1997 and 1996, dividends from the FHLB to the Bank amounted to approximately $180,000, $126,000 and $107,000, respectively. If dividends were reduced, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs will not also cause a decrease in the value of FHLB stock held by the Bank, if any.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $47.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $47.8 million, the reserve requirement is $1.4 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Holding Company Regulation

     General. The Company is a federal savings and loan holding company within the meaning of the HOLA. As such, the Company will be required to register with the OTS and will be subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Bank must notify the OTS 30 days before declaring any dividend to the Company.

     Restrictions Applicable to Mutual Holding Companies. Pursuant to Section 10(o) of the HOLA and the Regulations, a mutual holding company, such as the MHC, may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company;
(iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act (the "BHC Act"), unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director.

     If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and it has a period of two years to cease any non-conforming activities and divest of any nonconforming investments.

     The HOLA prohibits a savings and loan holding company, including a federal mutual holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution, or holding company thereof, without prior written approval of the OTS; from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. The HOLA also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

     The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     If the savings institution subsidiary of a savings and loan holding company fails to meet the QTL test set forth in Section 10(m) of the HOLA and the regulations of the OTS, the holding company must register with the Federal Reserve Board as a Bank Holding Company within one year of the savings institution's failure to so qualify.

     Stock Holding Company Subsidiary Regulation. The OTS has adopted regulations governing the two-tier mutual holding company form of organization and mid-tier stock holding companies that are controlled by mutual holding companies. Under these rules, the stock holding company subsidiary holds all the shares of the mutual holding company's savings association subsidiary and issues the majority of its own shares to the mutual holding company parent. In addition, the stock holding company subsidiary is permitted to engage in activities that are permitted for its mutual holding company parent and to have the same indemnification and employment contract restrictions imposed that are on the mutual holding company parent. Finally, OTS regulations maintain that the stock holding company subsidiary must be federally chartered for supervisory controls.

Thrift Rechartering

     Legislation enacted in 1996 provided that hte BIF And SAIF were to have merged on January 1, 1999 if there were no more savings associations as of that date. Various proposals to eliminate the federal savings association charter, create a uniform financial institutions charter, abolish the OTS and restrict savings and loan holding company activities have been introduced in Congress. The Bank is unable to predict whether such legislation will be enacted or the extent to which the legislation would restrict or disrupt its operations.

                           FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Bank, the Company and the MHC will report their income on a calendar year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank, the Company and the MHC. The Bank was last audited by the IRS in 1995 and has not been audited by the New Jersey Department of Revenue ("DOR") in the past five years.

     Bad Debt Reserve. Historically, savings institutions such as the Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. Due to the Bank's loss experience, the Bank generally recognized a bad debt deduction equal to 8% of taxable income.

     In August 1996, the provisions repealing the above thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all thrift institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction will be equal to net charge-offs. The new rules allow an institution to suspend the bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996. For this purpose, only home purchase and home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to a provision of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Bank makes "non-dividend distributions" to the Company that are considered as made (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method, or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.

     Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses).

     Dividends Received Deduction and Other Matters. The Company may exclude from its income 80% of dividends received from the Bank as long as it maintains ownership in the Bank of at least 20%.

State and Local Taxation

     State of New Jersey.   The Bank, the Company and the MHC file New Jersey
income tax returns. For New Jersey income tax purposes, savings institutions are presently taxed at a rate equal to 3% of taxable income. For this purpose, "taxable income" generally means federal taxable income, subject to certain adjustments (including addition of interest income on state and municipal obligations). For New Jersey tax purposes, regular corporations are presently taxed at a rate equal to 9% of taxable income.

Additional Item.  Executive Officers of the Registrant.
------------------------------------------------------

     The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also directors.

        Name          Age at 12/31/98                Position
-------------------  ----------------  ----------------------------------------------
Dennis A. Petrello       47             Executive Vice President and Chief Financial
                                        Officer
Charles E. Filippo       58             Executive Vice President of the Company and
                                        the Bank and Chief Lending Officer of the
                                        Bank
Craig L. Montanaro       32             Senior Vice President, Secretary and Treasurer

Item 2.  Properties.
-------------------

     The Bank currently conducts its business through an administrative and full service branch office located in Caldwell, New Jersey and seven other full service branch offices located in West Orange, Franklin Lakes, River Vale, Pine Brook, Old Tappan and Northvale, New Jersey. Management believes that the Bank's facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                      Original      Net Book Value
                                        Year        of Property or
                            Leased     Leased         Leasehold
                              or         or        Improvements at
Location                    Owned     Acquired    December 31, 1998
--------                    ------    --------    -----------------
                                                    (In thousands)

Administrative/Corporate/
Branch Office:

417 Bloomfield Avenue       Owned         1962             $387
Caldwell, NJ 07006

Branch Offices:

216 Main Street             Owned         1987              148
West Orange, NJ 07052
487 Pleasant Valley Way     Owned         1987              226
West Orange, NJ 07052
574 Franklin Avenue         Leased        1978                2
Franklin Lakes, NJ 07417
653 Westwood Avenue         Owned         1997              478
River Vale, NJ 07675
267 Changebridge Road       Owned         1974              245
Pine Brook, NJ 07058
207 Old Tappan Road         Owned         1997              487
Old Tappan, NJ 07675
119 Paris Avenue            Owned         1997              321
Northvale, NJ 07647


Item 3.   Legal Proceedings.
---------------------------

     The Company and the Bank are parties to various litigation which arises primarily in the ordinary course of business. Included in such litigation is a case before the Superior Court of New Jersey related to a condominium construction project. Currently, the plaintiffs have four loans with the Bank totalling $390,901 in the aggregate; three of which are delinquent. Another plaintiff defaulted on his loan, and the property has been foreclosed on by the Bank and is currently held as REO. In the opinion of management the ultimate disposition of such litigation should not have a material effect on the consolidated financial position or operations of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

     West Essex Bancorp, Inc. common stock is traded on the Nasdaq National Market under the symbol "WEBK." The stock began trading on October 2, 1998. The high and low sales price for the quarter ended December 31, 1998 were $9.25 and $10.125, respectively.

     As of December 31, 1998, the Company had approximately 614 stockholders of record.

Item 6.  Selected Financial Data.
---------------------------------

     Information regarding selected financial data appears on pages 3 and 4 of the 1998 Annual Report under the caption "Selected Consolidated Financial and Other Data" and is incorporated herein by this reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

     Information regarding management's discussion and analysis of financial condition and results of operations appears on pages 5 through 20 of the 1998 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by this reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
---------------------------------------------------------------------

     Information regarding qualitative and quantitative disclosures about market risk are contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations-Management of Interest Rate Risk and Market Risk Analysis" in the 1998 Annual Report and is incorporated herein by this reference.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

     Information regarding the financial statements and the Independent Auditors' Report appears on pages 21 through 58 of the 1998 Annual Report and is incorporated herein by this reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
---------------------

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 1999, at pages 4 and 5.

Item 11.  Executive Compensation.
---------------------------------

     The information relating to directors' compensation and executives' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 1999, at pages 6 through 13 (excluding the Executive Compensation Committee Report and Stock Performance Graph).

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 1999, at pages 3 and 5.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on

April 21, 1999, at pages 13 through 14.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
---------------------------------------------------------------------------

(a)  The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1998 Annual Report to Stockholders.

                                                                          PAGE
                                                                          ----

   Report of Independent Accountants....................................    21

   Consolidated Statements of Financial Condition for the Years Ended
     December 31, 1998 and 1997.........................................    22

   Consolidated Statements of Income for the
     Years Ended December 31, 1998, 1997 and 1996.......................    23

   Consolidated Statements of Comprehensive Income for the Years Ended
     December 31, 1998, 1997 and 1996...................................    24

   Consolidated Statements of Stockholders' Equity
     for the Years Ended December 31, 1998, 1997 and 1996...............    25

   Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1998, 1997 and 1996.......................    26

   Notes to Consolidated Financial Statements for the
       Years Ended December 31, 1998, 1997 and 1996.....................    28

   The remaining information appearing in the 1998 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)  Exhibits


(a)    The following exhibits are filed as part of this report.
3.1    Federal MHC Subsidiary Holding Company Charter of West Essex Bancorp, Inc.*
3.2    Bylaws of West Essex Bancorp, Inc.*
4.0    Draft Stock Certificate of West Essex Bancorp, Inc.*
10.1   West Essex Bank Employee Stock Ownership Plan
10.2   West Essex Bank Employee Stock Ownership Plan Trust
10.3   ESOP Loan Commitment Letter
10.4   West Essex Bank Employee Stock Ownership Trust Loan and Security Agreement
10.5   Employment Agreement between West Essex Bank and Leopold W. Montanaro
10.6   Employment Agreement between West Essex Bancorp, Inc. and Leopold W.
       Montanaro
10.7   Three Year Change in Control Agreement between West Essex Bank and
       Dennis A. Petrello
10.8   Three Year Change in Control Agrrement between West Essex Bank and
       Charles E. Filippo
10.9   Three Year Change in Control Agreement bewteen West Essex Bank and Craig
       L. Montanaro
10.10  Three Year Change in Control Agreement between West Essex Bancorp,
       Inc. and Dennis A. Petrello
10.11  Three Year Change in Control Agreement between West Essex Bancorp, Inc. and
       Charles E. Filippo
10.12  Three Year Change in Control Agreement between West Essex Bancorp, Inc.
       and Craig L. Montanaro
10.13  West Essex Bank Employee Severance Compensation Plan
10.14  West Essex Bank Supplemental Executive Retirement Plan
10.15  West Essex Bank Management Supplemental Executive Retirement Plan
10.16  Restated Executive Supplemental Retirement Income Agreement for Leopold
       W. Montanaro*
10.17  Restated Executive Supplemental Retirement Income Agreement for Charles
       E. Filippo*
11.0   Computation of Earnings Per Share
13.0   Portions of the 1998 Annual Report to Shareholders
21.0   Subsidiary information is incorporated herein by reference to "Part I-
       Business-Subsidiary Activities"
23.0   Consent of Radics & Co., LLC
27.0   Financial Data Schedule

(b)    Reports on Form 8-K

         None.
         __________________________________

         * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on June 12, 1998, as amended, Registration No. 333-56729.

CONFORMED                       SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WEST ESSEX BANCORP, INC.


                              By: /s/ Leopold W. Montanaro
                                 ---------------------------------------
                                 Leopold W. Montanaro
                                 President, Chief Executive Officer and
                                 Director

                                 Date:  March 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                          Title  Date
----                          -----  ----


/s/ Leopold W. Montanaro       President, Chief Executive     March 30, 1999
------------------------       Officer and Director
Leopold W. Montanaro           (principal executive officer)



/s/ Dennis A. Petrello         Executive Vice President       March 30, 1999
------------------------       and Chief Financial Officer
Dennis A. Petrello             (principal accounting and
                               financial officer)



/s/ William J. Foody           Chairman of the Board          March 30, 1999
-------------------------
William J. Foody



/s/ David F. Brandley          Director                       March 30, 1999
-------------------------
David F. Brandley



/s/ Everett N. Leonard         Director                       March 30, 1999
-------------------------
Everett N. Leonard



/s/ James P. Vreeland          Director                       March 30, 1999
-------------------------
James P. Vreeland



/s/ John J. Burke              Director                       March 30, 1999
-------------------------
John J. Burke