Form 10-Q
period 1999-03-31
WEST ESSEX BANCORP INC
filed 1999-05-14
CIK 1063438

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                        ------------------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               -------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________ to _______________________________


                        Commission File Number 0-29770
                                               -------

                           WEST ESSEX BANCORP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         UNITED STATES                                          22-3597632
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

417 Bloomfield Avenue, Caldwell, New Jersey                      07006
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code          973-226-7911
                                                            --------------------


  Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      (1) Yes   X     No _____
                                                -----
                                        (2) Yes   X     No _____
                                                _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  4,197,233 shares of common stock, par value $0.01 par share, were outstanding as of April 30, 1999.

                           WEST ESSEX BANCORP, INC.

                                   FORM 10-Q

                     For the Quarter Ended March 31, 1999


                                     INDEX


                                                                                           Page
                                                                                          Number
                                                                                         --------
PART I          FINANCIAL INFORMATION

        Item 1. Financial Statements                                                           1

                  Consolidated Statements of Financial Condition at
                  March 31, 1999 and December 31, 1998 (Unaudited)                             2


                  Consolidated Statements of Income for the Three
                  Months Ended March 31, 1999 and 1998 (Unaudited)                             3


                  Consolidated Statements of Comprehensive Income for the
                  Three Months Ended March 31, 1999 and 1998 (Unaudited)                       4


                  Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 1999 and 1998 (Unaudited)                     5-6


                  Notes to Consolidated Financial Statements                                 7-8

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations                               9-16

        Item 3. Quantitative and Qualitative Disclosure About Market Risk                     16


PART II         OTHER INFORMATION

        Item 1. Legal Proceedings                                                             17
        Item 2. Changes in Securities and Use of Proceeds                                     17
        Item 3. Defaults Upon Senior Securities                                               17
        Item 4. Submission of Matters to a Vote of Security Holders                        17-18
        Item 5. Other Information                                                             18
        Item 6. Exhibits and Reports on Form 8-K                                              18

SIGNATURES                                                                                    19

                           WEST ESSEX BANCORP, INC.
                         PART I. FINANCIAL INFORMATION
                                March 31, 1999
                         -----------------------------


ITEM 1.   FINANCIAL STATEMENTS

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. West Essex Bancorp, Inc. (the "Registrant" or the "Company") believes that the disclosures presented are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

The results of operations for the three month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year.

                   WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------

                                                                                            March 31,             December 31,
                                                                                               1999                   1998
                                                                                        -------------------    -------------------
                                                                                                       (unaudited)
Assets
------

Cash and amounts due from depository institutions                                            $   1,551,177          $   1,547,464
Interest-bearing deposits in other banks                                                        10,878,953             14,823,967
                                                                                             -------------          -------------

       Total cash and cash equivalents                                                          12,430,130             16,371,431

Securities available for sale                                                                    8,174,370              8,282,450
Investment securities held to maturity                                                          46,179,750             36,873,165
Mortgage-backed securities held to maturity                                                    115,752,259            110,376,072
Loans receivable                                                                               140,689,838            140,272,203
Real estate owned                                                                                  774,201                582,138
Premises and equipment                                                                           2,886,668              2,947,374
Federal Home Loan Bank of New York stock                                                         2,607,300              2,607,300
Accrued interest receivable                                                                      2,078,635              2,004,809
Excess of cost over assets acquired                                                              5,087,924              5,236,116
Other assets                                                                                     3,208,926              3,055,825
                                                                                             -------------          -------------

       Total assets                                                                          $ 339,870,001          $ 328,608,883
                                                                                             =============          =============

Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------

Deposits                                                                                     $ 238,744,088          $ 238,312,941
Borrowed money                                                                                  51,687,179             42,009,880
Advance payments by borrowers for taxes and insurance                                              995,977                921,958
Other liabilities                                                                                1,110,865                610,050
                                                                                             -------------          -------------

       Total liabilities                                                                       292,538,109            281,854,829
                                                                                             -------------          -------------

Stockholders' Equity
--------------------

Preferred stock (par value $.01), 1,000,000 shares
  authorized; no shares issued or outstanding                                                            -                      -
Common stock (par value $.01), 9,000,000 shares
  authorized; 4,197,233 shares issued and outstanding                                               41,972                 41,972
Additional paid-in capital                                                                      17,325,374             17,339,291
Retained earnings - substantially restricted                                                    31,132,429             30,507,475
Common stock acquired by Employee Stock Ownership
  Plan ("ESOP")                                                                                 (1,289,393)            (1,326,233)
Accumulated other comprehensive income - Unrealized
  gain on securities available for sale, net of income taxes                                       121,510                191,549
                                                                                             -------------          -------------

       Total stockholders' equity                                                               47,331,892             46,754,054
                                                                                             -------------          -------------

       Total liabilities and stockholders' equity                                            $ 339,870,001          $ 328,608,883
                                                                                             =============          =============

See notes to consolidated financial statements.                               2.

                   WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIATED STATEMENTS OF INCOME
                   -----------------------------------------

                                                                                                   Three Months Ended March 31,
                                                                                             ---------------------------------------

                                                                                                   1999                  1998
                                                                                             ------------------    -----------------
                                                                                                          (unaudited)
Interest income:
     Loans                                                                                      $ 2,811,087          $ 2,298,412
     Mortgage-backed securities                                                                   1,784,290            2,117,926
     Investment securities                                                                          771,595              602,150
     Other interest-earning assets                                                                  192,359               96,925
                                                                                                -----------          -----------

             Total interest income                                                                5,559,331            5,115,413
                                                                                                -----------          -----------

Interest expense:
     Deposits                                                                                     2,171,500            2,433,347
     Borrowed money                                                                                 653,343              436,628
                                                                                                -----------          -----------

             Total interest expense                                                               2,824,843            2,869,975
                                                                                                -----------          -----------

Net interest income                                                                               2,734,488            2,245,438
Provision for (recapture of) loan losses                                                                  -              (22,050)
                                                                                                -----------          -----------

Net interest income after provision for (recapture of) loan losses                                2,734,488            2,267,488
                                                                                                -----------          -----------

Non-interest income:
     Fees and service charges                                                                        93,625               94,162
     Other                                                                                           63,149               45,749
                                                                                                -----------          -----------

             Total non-interest income                                                              156,774              139,911
                                                                                                -----------          -----------

Non-interest expenses:
     Salaries and employee benefits                                                                 821,745              767,131
     Net occupancy expense of premises                                                              102,663               85,578
     Equipment                                                                                      168,544              162,626
     Loss on real estate owned                                                                        7,756               23,748
     Amortization of intangibles                                                                    148,192              148,192
     Other                                                                                          467,056              449,424
                                                                                                -----------          -----------

             Total non-interest expenses                                                        $ 1,715,956            1,636,699
                                                                                                -----------          -----------

Income before income taxes                                                                        1,175,306              770,700
Income taxes                                                                                        423,727              259,559
                                                                                                -----------          -----------

Net income                                                                                      $   751,579            $ 511,141
                                                                                                ===========          ===========

Net income per common share - basic and diluted                                                 $      0.18                  N/A (1)
                                                                                                ===========          ===========

Weighted average number of common shares
  outstanding - basic and diluted                                                                 4,066,089                  N/A (1)
                                                                                                ===========          ===========

(1) West Essex Bank converted to stock form on October 2, 1998.


See notes to consolidated financial statements.                               3.

                   WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                -----------------------------------------------


                                                                                             Three Months Ended March 31,
                                                                                        ---------------------------------------
                                                                                              1999                 1998
                                                                                        ------------------   ------------------
                                                                                                     (unaudited)
Net income                                                                                      $ 751,579            $ 511,141

Other comprehensive income -
           Unrealized holding (losses) gains on securities available for sale,
                net of income taxes of $39,363 and $(8,569), respectively                         (70,039)              15,246
                                                                                                ----------           ---------

Comprehensive income                                                                            $ 681,540            $ 526,387
                                                                                                ==========           =========


See notes to consolidated financial statements.                               4.

                   WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------


                                                                                            Three Months Ended March 31,
                                                                                       ---------------------------------------
                                                                                             1999                 1998
                                                                                       ------------------   ------------------
                                                                                                    (unaudited)
Cash flows from operating activities:
      Net income                                                                            $    751,579         $    511,141
      Adjustments to reconcile net income
       to net cash provided by operating activities:
           Depreciation and amortization of premises and equipment                                60,706               74,659
           Net accretion of premiums, discounts and deferred loan fees                           (10,544)             (79,971)
           Amortization of intangibles                                                           148,192              148,192
           Provision for loan losses                                                                   -              (22,050)
           Provision for losses on real estate owned                                                   -               22,050
           (Gain) on sale of real estate owned                                                         -               (5,386)
           (Increase) in accrued interest receivable                                             (73,826)             (59,698)
           (Increase) in other assets                                                           (113,738)             (77,541)
           Increase (decrease) in interest payable                                                17,623                 (934)
           Increase in other liabilities                                                         470,127               19,480
           ESOP shares committed to be released                                                   34,831                    -
                                                                                            ------------         ------------

               Net cash provided by operating activities                                       1,284,950              529,942
                                                                                            ------------         ------------

Cash flows from investing activities:
      Purchase of term deposits                                                                        -           (5,000,000)
      Proceeds from maturities and calls of investment securities held to maturity            10,000,000                    -
      Purchases of investment securities held to maturity                                    (19,244,969)          (5,789,660)
      Principal repayments on mortgage-backed securities held to maturity                     11,323,919            7,534,184
      Purchases of mortgage-backed securities held to maturity                               (16,740,957)                   -
      Purchase of loans receivable                                                              (529,692)             (61,000)
      Net (increase) in loans receivable                                                         (91,549)          (1,448,057)
      Proceeds from sales of real estate owned                                                         -               73,979
      Proceeds from other payments received on real estate owned                                       -                4,000
      Additions to premises and equipment                                                              -              (64,778)
      Purchase of Federal Home Loan Bank of New York stock                                             -              (97,700)
                                                                                            ------------         ------------

               Net cash (used in) investing activities                                       (15,283,248)          (4,849,032)
                                                                                            ------------         ------------

Cash flows from financing activities:
      Net increase in deposits                                                                   444,212              929,279
      Proceeds of borrowed money                                                              10,000,000           30,000,000
      Repayment of borrowed money                                                               (322,701)         (18,000,000)
      Net increase in advance payments by borrowers for taxes and insurance                       74,019               22,748
      Cash dividends paid                                                                       (138,533)                   -
                                                                                            ------------         ------------

               Net cash provided by financing activities                                      10,056,997           12,952,027
                                                                                            ------------         ------------

Net (decrease) increase in cash and cash equivalents                                          (3,941,301)           8,632,937
Cash and cash equivalents - beginning                                                         16,371,431            8,696,118
                                                                                            ------------         ------------

Cash and cash equivalents - ending                                                          $ 12,430,130         $ 17,329,055
                                                                                            ============         ============


See notes to consolidated financial statements.                               5.

                   WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------


                                                                                                  Three Months Ended March 31,
                                                                                            ---------------------------------------
                                                                                                  1999                 1998
                                                                                            ------------------   ------------------
                                                                                                         (unaudited)
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
      Income taxes                                                                           $         -              $   110,480
                                                                                             ============             ===========

      Interest                                                                               $ 2,807,220              $ 2,865,550
                                                                                             ============             ===========

Supplemental schedule of noncash investing activities:
      Unrealized (loss) gain on securities
            available or sale, net of income taxes                                           $   (70,039)             $    15,246
                                                                                             ============             ===========

      Loans receivable transferred to real estate owned                                      $   192,063              $         -
                                                                                             ============             ===========


See notes to consolidated financial statements.                               6.

                   WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

1.  PRINCIPLES OF CONSOLIDATION
-------------------------------

The consolidated financial statements include the accounts of West Essex Bancorp, Inc. (the "Company"), the Company's wholly owned subsidiary, West Essex Bank (the "Bank") and the Bank's wholly owned subsidiary, West Essex Insurance Agency, Inc. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.  BASIS OF PRESENTATION
-------------------------
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and regulations S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year.

3.  REORGANIZATION TO MUTUAL HOLDING COMPANY FORM OF ORGANIZATION
-----------------------------------------------------------------

The Company is a business corporation formed at the direction of the Bank under the laws of the United States on October 2, 1998. On October 2, 1998: (i) the Bank reorganized from a federally chartered mutual savings bank to a federally chartered stock savings bank in the mutual holding company form of organization;
(ii) the Bank issued all of its outstanding capital stock to the Company; and
(iii) the Company consummated its initial public offering of common stock, par value $.01 per share (the "Common Stock"), by selling at a price of $10.00 per share, 1,772,898 shares of common stock to certain eligible accountholders of the Bank who had subscribed for such shares and by issuing 2,350,121 shares of Common Stock to West Essex Bancorp, M.H.C., a mutual holding company formed at the direction of the Bank (collectively, the "Reorganization and Offering") and by contributing 74,214 shares of Common stock to West Essex Bancorp Charitable Foundation (the "Foundation"). The Reorganization and Offering resulted in net proceeds of $16.7 million, after expenses of $1.0 million. Net proceeds of $8.4 million were invested in the Bank to increase the Bank's tangible capital to 10.0% of the Bank's total adjusted assets. The Company also established the Foundation, dedicated to the communities served by the Bank. In connection with the Reorganization and Offering, the Common Stock contributed by the Company to the Foundation, at a value of $742,140, was charged to expense.

In addition to the 9,000,000 authorized shares of Common Stock, the Company authorized 1,000,000 shares of preferred stock with a par value of $0.01 per share (the "Preferred Stock"). The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of Preferred Stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restriction thereof. As of March 31, 1999, there were no shares of Preferred Stock issued.

                   WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

4.  NET INCOME PER COMMON SHARE
-------------------------------

Basic net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the unallocated portion of shares held by the ESOP in accordance with the American Institute of Certified Public Accountants' Statement of Position 93-6. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options, if dilutive, using the treasury stock method. As of and for the quarter ended March 31, 1999, there were no potentially dilutive securities.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21F of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). West Essex Bancorp, Inc. (the "Company") intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission (the "SEC").

     The Company does not undertake - and specifically disclaims any obligation -to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company became the federally chartered stock holding company for West Essex Bank (the "Bank"), a federally chartered stock savings bank on October 2, 1998. The Company, the Bank and West Essex Bancorp, M.H.C., a mutual holding company and majority owner of the Company, are regulated by the Office of Thrift Supervision (the "OTS"). The Company's and the Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on interest-earning assets, primarily the loan and investment portfolios, and the cost of funds, consisting of interest paid on deposits and borrowings. Results of operations are also affected by the provision for loan losses and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy and equipment expense, amortization of intangibles, advertising, federal deposit insurance premiums, expenses of real estate owned and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

MANAGEMENT STRATEGY

     The Company's current strategic plan is to maintain profitability and its well-capitalized position to take advantage of future expansion or growth opportunities, while managing growth, maintaining asset quality, controlling expenses and reducing exposure to credit and interest rate risk. Management seeks to accomplish these goals by: (1) emphasizing its retail banking services through its network of branch offices, which includes the origination of one-to-four family mortgage loans, as well as commercial real estate, home equity, multi-family, construction and development and consumer loans, in the communities it serves as market conditions permit; (2) enhancing earnings and offsetting the effects of the extreme competition for real estate loans in the Bank's market area primarily through the purchase of adjustable-rate mortgage-backed securities, which provide a source of liquidity, low credit risk and low administrative cost as well as helping to manage interest rate risk; and (3) continuing to monitor interest rate risk. Management has aggressively sought to increase loan originations in recent years and was successful in increasing loans receivable, net, from $82.1 million at December 31, 1996 to $112.7 million, $140.3 million and $140.7 million at December 31, 1997, December 31, 1998 and March 31, 1999, respectively. Management was successful in increasing its loan originations primarily by increasing the amount of advertising the Bank does in its primary market area, paying fees to mortgage brokers who send loan applicants to the Bank to whom the Bank originates loans and providing cash incentives to its mortgage origination staff to increase loan originations. Competition, however, has remained intense in the Bank's market area, which has resulted in the Company's total securities portfolio representing a greater percentage of total assets than its loan portfolio in each of the last five years. Management believes that continuing to seek lending opportunities, as well as investing in mortgage-backed securities, the majority of which are adjustable-rate, enables the Company to effectively control its interest rate risk while at the same time enabling it to maintain a balance of high quality, diversified investments, provide collateral for short and long-term borrowings and lessen exposure to credit risk.

MANAGEMENT OF INTEREST RATE RISK AND MARKET RISK ANALYSIS

     The principal objectives of interest rate risk management is to evaluate the interest rate risk included in certain balance sheet accounts; determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives; and manage the risk consistent with the Board of Directors' approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Board of Directors has established an Asset/Liability Committee, which is responsible for reviewing asset/liability policies and interest rate risk position. The Asset/Liability Committee meets at least on a quarterly basis, reports trends and interest rate risk position to the Board of Directors and reviews with the Board its activities and strategies, the effect of those strategies on net interest margin, the market value of the portfolio, and the effect the changes in interest rates will have on the portfolio and exposure limits. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

     In recent years the Company has used the following strategies to manage interest rate risk: (i) emphasizing the origination of long-term mortgage loans, and (ii) offsetting the effects of holding fixed-rate mortgage loans by purchasing adjustable-rate mortgage-backed securities.

     The Bank continues to seek opportunities to originate for its portfolio one-to-four family residential mortgage loans, as well as other loans, in its primary market area of Essex, Morris and Bergen Counties, New Jersey. The total loan portfolio had decreased as a percent of the total assets from 1993 through 1996 when loan originations, primarily due to intense competition in the Bank's market area for loan originations, began to decrease. Further, due to the relatively low interest rate environment that has existed in recent years, the Bank has originated primarily fixed-rate one-to-four family mortgage loans. The purchase of adjustable-rate mortgage-backed securities, as well as various debt obligations of federal, state and local governments, has enabled the Company to effectively manage its interest rate risk. At March 31, 1999, the Company had $115.8 million or 34.1% of total assets in mortgage-backed securities classified as held-to-maturity, and $54.4 million or 16.0% of total assets in investment securities, of which $8.2 million or 2.4% of total assets were classified as available-for-sale. At the same date, loans receivable, net, totalled $140.7 million or 41.4% of total assets.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER 31, 1998

     Total assets were $339.9 million at March 31, 1999, compared to $328.6 million at December 31, 1998, an increase of $11.3 million, or 3.4%. The increase in assets was funded primarily by an increase in Federal Home Loan Bank of New York ("FHLB") borrowings of $9.7 million.

     Cash and cash equivalents, primarily interest-bearing deposits with the FHLB, decreased $4.0 million to $12.4 million at March 31, 1999 from $16.4 million at December 31, 1998. The decrease in cash and cash equivalents was used to fund additional investments in securities.

     In the aggregate, mortgage-backed securities and investment securities, including available for sale and held to maturity issues, totalled $170.1 million at March 31, 1999, an increase of $14.6 million, or 9.4%, from $155.5 million at December 31, 1998. Such increase was largely funded by the aforementioned $4.0 million decrease in cash and cash equivalents and $9.7 million increase in borrowed money. Mortgage-backed securities, all of which are held to maturity, increased $5.4 million due to purchases exceeding repayments. Investment securities held to maturity increased $9.3 million, primarily due to security purchases. Securities available for sale decreased marginally by $108,000.

     Loans receivable increased marginally by $418,000 to $140.7 million at March 31, 1999 from $140.3 million at December 31, 1998.

     Deposits totalled $238.7 million at March 31, 1999, an increase of $431,000, or 0.2%, over the $238.3 million balance at December 31, 1998.

     Borrowed money increased $9.7 million to $51.7 million at March 31, 1999, as compared to $42.0 million at December 31, 1998. Based on the lower cost of wholesale funds as compared to comparable maturity retail deposits, management chose to fund the asset growth discussed above with additional FHLB borrowings. During the quarter ended March 31, 1999, $10.0 million in borrowings with five to ten year maturities and an average interest rate of 5.46 % were incurred.

     Stockholders' equity increased $578,000, or 1.2%, to $47.3 million, primarily due to the retention of net income.

     COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

    Net Income. Net income increased $241,000 or 47.2% to $752,000 for the three months ended March 31, 1999 compared with $511,000 for the same 1998 period. The increase in net income during the 1999 period resulted primarily from a $489,000 increase in net interest income, which was partially offset by increases in non-interest expenses and income taxes of $79,000 and $164,000, respectively.

     Interest Income. Total interest income increased $444,000 or 8.7% to $5.6 million for the three months ended March 31, 1999 from $5.1 million for the same 1998 period. The increase was the result of a $39.7 million, or 14.0%, increase in average interest-earning assets between the periods, which more than offset a 34 basis point decline in yield. The increase in the average balance was the result of loan originations and securities purchased during the past twelve months funded by the net proceeds of the Company's initial public stock offering and increased borrowed money. The decrease in yield was the result of lower rates obtained on loans originated and securities purchased since March 31, 1998.

     Interest income on loans increased by $513,000 or 22.3% to $2.8 million during the three months ended March 31, 1999 when compared with $2.3 million for the same 1998 period. The increase during the 1999 period resulted from an increase of $27.1 million, or 23.5%, in the average balance of loans outstanding, which was sufficient to offset an 8 basis point decrease to 7.89% in the yield earned on the loan portfolio. The increased average balance was the result of increased lending volume during the last nine months of 1998. The decreased yield is the result of lower rates obtained on originations as well as downward interest rate adjustments on the Bank's adjustable-rate mortgage loans.

     Interest on mortgage-backed securities, all of which are held to maturity, decreased $334,000, or 15.8%, to $1.8 million during the three months ended March 31, 1999 when compared with $2.1 million for the same 1998 period. The decrease during the 1999 period resulted from decreases of $12.2 million, or 9.7%, in the average balance of mortgage-backed securities and 45 basis points, to 6.25%, in yield. The decreased average balance is the result of repayments of mortgage-backed securities exceeding purchases. The decrease in yield is the result of repayments on higher yielding securities and the lower interest rates obtained on securities purchased since March 31, 1998, many of which were adjustable rate issues with customarily low initial interest rates.

     Interest earned on investment securities, including both available for sale and held to maturity issues, increased by $170,000 or 28.2% to $772,000 during the three months ended March 31, 1999, when compared to $602,000 during the same 1998 period, primarily due to an increase of $17.5 million, or 53.1%, in the average balance of such assets, which more than offset a 119 basis point decrease to 6.13% in the yield earned. The increase in average balance was the result of purchases of securities exceeding calls and maturities thereof. During the twelve months ended March 31, 1999, $17.9 million of investment securities, which carried above-market interest rates, were called in advance of their stated maturities. The decrease in yield was the result of the lower rates available on securities purchased and the calls of higher yielding issues.

     Interest on other interest-earning assets increased $95,000 or 98.5% to $192,000 during the three months ended March 31, 1999 as compared to $97,000 for the same 1998 period. The increase was due to increases of 20 basis points, to 4.96%, in yield and $7.3 million, or 89.8%, in the average balance of such assets.

     Interest Expense. Interest expense on deposits decreased $262,000 or 10.8% to $2.2 million during the three months ended March 31, 1999 when compared to $2.4 million during the same 1998 period. Such decrease was primarily attributable to a decrease of 37 basis points, to 3.91%, in the cost of interest-bearing deposits, along with a $4.7 million, or 2.1%, decrease in the average balance thereof. The decrease in cost is due to lower interest rates paid on deposits. The average cost of certificates of deposit averaged 5.03% for the three months ended March 31, 1999 as compared to 5.41% for the same 1998 period. The average cost of non-certificate deposits decreased to 1.94% for the three months ended March 31, 1999 as compared to 2.37% for the same prior year period.

     Interest expense on borrowed money increased by $216,000 or 49.4% to $653,000 during the three months ended March 31, 1999 when compared with $437,000 during the same 1998 period, primarily due to an increase of $17.8 million, or 59.2%, in the average balance of borrowings outstanding from the FHLB, which was sufficient to offset a 36 basis point decrease to 5.44% in the cost of borrowed money. During the three months ended March 31, 1999, the Bank repaid $323,000 in borrowings having an average interest rate of 5.93% and obtained $10.0 million in borrowings with five to ten year maturities with an average interest rate of 5.46%.

     Net Interest Income. Net interest income increased $489,000 or 21.8% during the three months ended March 31, 1999, when compared with the same 1998 period. Such increase was due to an increase in total interest income of $444,000, along with a decrease in total interest expense of $45,000. The Bank's net interest rate spread decreased to 2.71% in 1999 from 2.77% in 1998. The decrease in the interest rate spread resulted from a decrease of 34 basis points in the yield on interest-earning assets which more than offset a 28 basis point decrease in the cost of interest-bearing liabilities. Despite the decrease in the net interest rate spread, net interest income improved due to the additional income generated by a $39.7 million increase in average interest-earning assets, which more than offset the additional cost incurred by a $13.1 million increase in average interest-bearing liabilities.

     Provision for Loan Losses. During the three months ended March 31, 1999, the Bank did not record a provision for loan losses as the existing balance of the allowance for loan losses was considered adequate. During the three months ended March 31, 1998, the Bank recorded a recapture of the provision for loan losses of $22,000. The recapture was the result of the adjustment of the balance of the allowance for loan losses, based upon management's quarterly analysis, to $1.86 million at March 31, 1998 from $1.89 million at December 31, 1997. During the three months ended March 31, 1999, loan charge-offs totalled less than $1,000 and there were no loan recoveries. There were no loan charge-offs or recoveries during the three months ended March 31, 1998. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At March 31, 1999 and 1998, loans delinquent ninety days or more totalled $1.3 million and $2.3 million, respectively, representing 0.91% and 1.93%, respectively, of total loans. At March 31, 1999, the allowance for loan losses stood at $1.72 million, representing 1.19% of total loans and 130.7% of loans delinquent ninety days or more. At December 31, 1998, the allowance for loan losses stood at $1.72 million, representing 1.20% of total loans and 82.4% of loans delinquent ninety days or more. At March 31, 1998, the allowance for loan losses stood at $1.86 million, representing 1.58% of total loans and 84.1% of loans delinquent ninety days or more. The Bank monitors its loan portfolio on a continuing basis and intends to continue to provide for loan losses based on its ongoing review of the loan portfolio and general market conditions.

     The Bank has established a standardized process to assess the adequacy of the allowance for loan losses and to identify the risks inherent in the loan portfolio. The process incorporates credit reviews and give consideration to areas of exposure such as concentrations of credit, local economic conditions, trends in delinquencies, collateral coverage, the composition of the performing and non-performing loan portfolios, and other risks inherent in the loan portfolio.

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

     Management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in the loan portfolio at this time. However, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions considered by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of the total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from those of management.

     The allowance for loan losses includes specific, general and unallocated allowances of $492,000, $877,000 and $347,000, respectively, at March 31, 1999, as compared to $492,000, $817,000 and $408,000, respectively, at December 31, 1998.

     Non-Interest Income. Non-interest income increased $17,000 or 12.1% to $157,000 during the three months ended March 31, 1999 from $140,000 during the same 1998 period.

     Non-Interest Expenses. Non-interest expenses increased by $79,000 or 4.8% to $1.72 million during the three months ended March 31, 1999 when compared with $1.64 million during the same 1998 period. Salaries and employee benefits, the largest component of non-interest expenses, increased $55,000 or 7.2% to $822,000 during the three months ended March 31, 1999 from $767,000 during the prior year quarter. This increase was due to a $35,000 expense related to the ESOP implemented in October 1998 and routine salary adjustments. Occupancy and equipment expenses increased $23,000 or 9.3% to $271,000 during the three months ended March 31, 1999 as compared to $248,000 during the prior year quarter, due to increased building maintenance and outside computer processing costs. All other elements of non-interest expense remained little changed at $623,000 and $621,000 during the three months ended March 31, 1999 and 1998, respectively.

      Income Taxes. Income tax expense totalled $424,000, or 36.1% of income before income taxes, during the three months ended March 31, 1999 as compared to $260,000, or 33.7% of income before income taxes, during the comparable 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's and Bank's primary sources of funds on a long-term and short-term basis are deposits, principal and interest payments on loans, mortgage-backed and investment securities and FHLB borrowings. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features on debt securities are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's currently required liquidity ratio is 4.0%. At March 31, 1999, December 31, 1998 and December 31, 1997, the Bank's regulatory liquidity ratios were 6.38%, 7.38% and 9.44%, respectively.

     At March 31, 1999, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $33.9 million, or 10.3%, of total adjusted assets, which is above the required level of $4.9 million, or 1.5%; core capital of $33.9 million, or 10.3%, of total adjusted assets, which is above the required level of $13.1 million, or 4.0%; and risk-based capital of $35.4 million, or 28.3%, of risk-weighted assets, which is above the required level of $10.0 million, or 8.0%.

     The Company's most liquid assets are cash and cash equivalents and securities available for sale. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At March 31, 1999, cash and cash equivalents and securities available for sale totalled $20.6 million, or 6.1% of total assets.

     The Bank has other sources of liquidity if a need for additional funds arises, including FHLB borrowings. At March 31, 1999, the Bank had $51.7 million in borrowings outstanding from the FHLB. Depending on market conditions, the pricing of deposit products and FHLB borrowings, the Bank may continue to rely on FHLB borrowings to fund asset growth.

     At March 31, 1999, the Bank had commitments to originate and purchase loans and fund unused outstanding lines of credit and undisbursed proceeds of construction mortgages totalling $17.7 million and commitments to purchase securities totalling $5.0 million. The Bank anticipates that it will have sufficient funds available to meet its current commitments. Certificate accounts, including Individual Retirement Account accounts, which are scheduled to mature in less than one year from March 31, 1999, totalled $120.5 million. The Bank expects that substantially all of the maturing certificate accounts will be retained by the Bank.

     The initial impact of the Reorganization and Offering on the liquidity and capital resources of the Company was to substantially increase the liquid assets of the Company and the capital base on which the Company operates. Subsequently, a substantial majority of the Offering proceeds was invested in readily marketable investment grade securities. The additional capital resulting from the offerings increased the capital bases of the Company and the Bank. At March 31, 1999, the Company and the Bank had total equity, determined in accordance with generally accepted accounting principles, of $47.3 million and $39.1 million, respectively, or 13.9% and 11.7%, respectively, of total assets. The Bank's regulatory tangible capital at that date, which excludes intangible assets of $5.1 million and unrealized securities gains, net of deferred income taxes, of $122,000, was $33.9 million, or 10.3%, of adjusted total assets. An institution with a ratio of tangible capital to adjusted total assets of greater than or equal to 5.0% is considered to be "well-capitalized" pursuant to OTS regulations.

YEAR 2000 COMPLIANCE

     As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many existing application software products were designed to accommodate only two digits. For example, "98" is stored on the system and represents 1998. The Company has been identifying and remediating potential problems which are associated with the "Year 2000" issues since early 1998. The Company has fully remedied its in house accounting system, loan tracking system and other software programs identified as mission critical by the Company. All of the hardware associated with these systems has been checked by the Company internally, as well as by an independent computer company, and found to be Year 2000 compliant.

     The Company also realizes that its ability to be Year 2000 compliant is dependent upon the cooperation of its vendors. The Company has received representations from its primary third party vendors that they have or are in the process of resolving any Year 2000 problems in their software and anticipates that all of its major vendors will have resolved any Year 2000 problems in their software within the next three months. The Bank has completed its end to end testing with its primary third party service bureau. The testing was completed on two consecutive Sundays in March of this year. All offices and departments of the Bank were present to test their respective areas. All of the testing was completed by each office and area without a problem. In addition, all of the ATM machines owned by the Bank will have their software upgraded by May 31, 1999 and will then be Year 2000 compliant. The Bank is in the process of preparing a contingency plan, which it intends to have completed by June 30, 1999, as federal regulations require. The plan will detail what steps the Bank will follow should major system interruptions, such as lack of electrical power, no telecommunications, no heating system and the like, should occur. The Company believes that its costs related to Year 2000 remediation will be approximately $185,000. To date, the Company has spent approximately $110,000 of this amount on various hardware and software upgrades. There can be no assurances, however, that internal actions or the performance by third-party vendors will be effective to remedy all potential problems. To the extent the Company's systems are not fully Year 2000 compliant, there can be no assurances that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. Further, any Year 2000 failure on the part of the Bank's customers could result in additional expense or loss to the Company. The Bank also plans to work with its customers to address any potential Year 2000 problems. In this area, the Bank has mailed a written survey to its commercial loan customers to help it determine the extent, if any, that Year 2000 may have on their business or their ability to make any loan payments. To date, a majority of the surveys have been returned and any problems noted are being addressed. Additionally, as a related matter, the Bank will carefully consider whether a potential commercial loan applicant is Year 2000 compliant by requiring the applicant to complete the survey as part of internal loan underwriting criteria.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

     There have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of December 31, 1998, in the Company's Annual Report on Form 10-K, to March 31, 1999.

                           WEST ESSEX BANCORP, INC.
                          PART II . OTHER INFORMATION
                                March 31, 1999

ITEM 1. Legal Proceedings
        -----------------

        The Company and the Bank are parties to various litigation which arises primarily in the ordinary course of business. Included in this litigation is a case before the Superior Court of New Jersey related to condominium construction loans. Currently, the plaintiffs have three loans with the Bank totalling $264,581.12 in the aggregate, two of which are delinquent. Two other plaintiffs defaulted on their loans and the properties have been foreclosed on by the Bank and are currently held as Real Estate Owned. In the opinion of management, the ultimate disposition of such litigation should not have a material effect on the consolidated financial position or operations of the Company.

ITEM 2. Changes in Securities
        ---------------------

        None.


ITEM 3. Defaults Upon Senior Securities
        -------------------------------

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        The 1999 Annual Meeting of Stockholders was held on April 21, 1999. The following matters were submitted to the stockholders:

               1. Election of two directors:

                    A. Directors elected at the meeting for terms to expire in
                       2002:

                                                            Number of Shares
                                                       -------------------------
                                                           For        Withheld
                                                       ------------  -----------
                         Mr. David F. Brandly            3,919,124     149,317
                         Mr. Everett N. Leonard          3,900,885     167,556


                       The following directors' terms of office as a director continued after the meeting:

                         (i)    Mr. William J. Foody
                         (ii)   Mr. Leopold W. Montanaro
                         (iii)  Mr. James P. Vreeland
                         (iv)   Mr. John J. Burke

ITEM 4. Submission of Matters to a Vote of Security Holders (Cont'd.)
        ---------------------------------------------------

                                                                                         Number of Shares
                                                                -------------------------------------------------------------------
                                                                      For            Against       Abstained          Non-Vote
                                                                ----------------   -----------   -------------     ----------------
   2.   The approval of the West Essex Bancorp, Inc.
        1999 Stock-Based Incentive Plan.                            948,785           290,087        58,227            2,771,342

   3.   The ratification of Radics & Co., LLC
        as independent auditors of the
        Company for the fiscal year
        ending December 31, 1999.                                 3,959,275            85,866        23,300              -

ITEM 5. Other Information
        -----------------

        None

ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits:

               3.1  Charter of West Essex Bancorp, Inc.*
               3.2  Bylaws of West Essex Bancorp, Inc.*
               11.0 Statement regarding computation of per share earnings.
               27.0 Financial Data Schedule

            * Incorporated herein by reference into this document from the Exhibits to Form S-1 Registration Statement and any amendments thereto, Registration No. 333-56729.

        (b) Reports on Form 8-K:

        None

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        WEST ESSEX BANCORP, INC.



Date: May 14, 1999                     By: /s/ Leopold W. Montanaro
     --------------------------            ------------------------------------
                                           Leopold W. Montanaro
                                           President and Chief Executive Officer
                                            (Principal Executive Officer)

Date: May 14, 1999                     By: /s/ Dennis A. Petrello
     --------------------------            ------------------------------------
                                           Dennis A. Petrello
                                           Executive Vice President and
                                           and Chief Financial Officer
                                            (Principal Financial and
                                              Accounting Officer)