Form 10-Q
period 1999-06-30
WEST ESSEX BANCORP INC
filed 1999-08-13
CIK 1063438

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

                                       OR

  [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the transition period from                               to


                         Commission File Number 0-29770


                            WEST ESSEX BANCORP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              UNITED STATES                                      22-3597632
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


417 Bloomfield Avenue, Caldwell, New Jersey                         07006
--------------------------------------------------------------------------------
(Address of principal executive offices)
(Zip Code)

Registrant's telephone number, including area code             973-226-7911
                                                               -------------

      Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. (1) Yes  [ X  ]   No    [  ]
                                          (2) Yes  [ X  ]   No    [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    4,197,233  shares  of  common  stock,  par  value  $0.01  par  share,   were
outstanding as of July 31, 1999.

                            WEST ESSEX BANCORP, INC.

                                    FORM 10-Q

                       For the Quarter Ended June 30, 1999


                                      INDEX


                                                                           Page
PART I             FINANCIAL INFORMATION                                  Number


         Item 1.  Financial Statements                                         1

               Consolidated  Statements  of Financial  Condition at June
               30, 1999 and December 31, 1998 (Unaudited)
                                                                               2

               Consolidated  Statements  of Income for the Three and Six
               Months Ended June 30, 1999 and 1998 (Unaudited)                 3


               Consolidated  Statements of Comprehensive  Income for the
               Three  and Six  Months  Ended  June  30,  1999  and  1998
               (Unaudited)                                                     4


               Consolidated  Statements  of Cash Flows for the Three and
               Six Months Ended June 30, 1999 and 1998 (Unaudited)           5-6


               Notes to Consolidated Financial Statements                    7-8

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            9-20

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk   20

PART II            OTHER INFORMATION


         Item 1.  Legal Proceedings                                           21

         Item 2.  Changes in Securities and Use of Proceeds                   21

         Item 3.  Defaults Upon Senior Securities                             21

         Item 4.  Submission of Matters to a Vote of Security Holders         21

         Item 5.  Other Information                                           21

         Item 6.  Exhibits and Reports on Form 8-K                            21

SIGNATURES                                                                    22

                            WEST ESSEX BANCORP, INC.
                          PART I. FINANCIAL INFORMATION
                                  June 30, 1999
                   -------------------------------------------


ITEM 1.  FINANCIAL STATEMENTS
         --------------------

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

The results of operations for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year.

                             WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                            (unaudited)
                                                                     June 30,         December 31,
                                                                      1999                1998
                                                                 -------------      -------------
Assets
Cash and amounts due from depository institutions ..........     $   1,678,439      $   1,547,464
Interest-bearing deposits in other banks ...................         5,401,652         14,823,967
                                                                 -------------      -------------

      Total cash and cash equivalents ......................         7,080,091         16,371,431

Securities available for sale ..............................         3,000,940          8,282,450
Investment securities held to maturity .....................        43,348,966         36,873,165
Mortgage-backed securities held to maturity ................       125,367,113        110,376,072
Loans receivable ...........................................       150,707,549        140,272,203
Real estate owned ..........................................           774,201            582,138
Premises and equipment .....................................         2,839,941          2,947,374
Federal Home Loan Bank of New York stock ...................         3,179,000          2,607,300
Accrued interest receivable ................................         2,097,492          2,004,809
Excess of cost over assets acquired ........................         4,939,732          5,236,116
Other assets ...............................................         3,233,345          3,055,825
                                                                 -------------      -------------

      Total assets .........................................     $ 346,568,370      $ 328,608,883
                                                                 =============      =============

Liabilities and Stockholders' Equity

Liabilities

Deposits ...................................................     $ 235,944,350      $ 238,312,941
Borrowed money .............................................        61,009,699         42,009,880
Advance payments by borrowers for taxes and insurance ......         1,034,195            921,958
Other liabilities ..........................................           738,715            610,050
                                                                 -------------      -------------

      Total liabilities ....................................       298,726,959        281,854,829
                                                                 -------------      -------------

                             WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                            (unaudited)
                                            (continued)

                                                                     June 30,        December 31,
                                                                      1999               1998
                                                                 -------------      -------------
Stockholders' Equity

Preferred stock (par value $.01), 1,000,000 shares
  authorized; no shares issued or outstanding ..............              --                 --
Common stock (par value $.01), 9,000,000 shares
  authorized; 4,197,233 shares issued and outstanding ......            41,972             41,972
Additional paid-in capital .................................        17,322,701         17,339,291
Retained earnings - substantially restricted ...............        31,727,588         30,507,475
Common stock acquired by Employee Stock Ownership
  Plan ("ESOP") ............................................        (1,252,553)        (1,326,233)
Accumulated other comprehensive income - Unrealized
  gain on securities available for sale, net of income taxes             1,703            191,549
                                                                 -------------      -------------

      Total stockholders' equity ...........................        47,841,411         46,754,054
                                                                 -------------      -------------

      Total liabilities and stockholders' equity ...........     $ 346,568,370      $ 328,608,883
                                                                 =============      =============

See notes to consolidated financial statements.

                                              WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                    ------------------------------------------------------------
                                                             (unaudited)

                                                                      Three Months Ended June 30,        Six Months Ended June 30,
                                                                      ----------------------------     -----------------------------
                                                                           1999             1998            1999            1998
                                                                      ------------    ------------     ------------    ------------
Interest income:
     Loans .......................................................    $  2,703,672    $  2,453,770     $  5,514,759    $  4,752,182
     Mortgage-backed securities ..................................       2,016,636       2,045,050        3,800,926       4,162,976
     Investment securities .......................................         833,127         632,570        1,604,722       1,234,720
     Other interest-earning assets ...............................         157,227         210,884          349,586         307,809
                                                                      ------------    ------------     ------------    ------------

             Total interest income ...............................       5,710,662       5,342,274       11,269,993      10,457,687
                                                                      ------------    ------------     ------------    ------------

Interest expense:
     Deposits ....................................................       2,152,753       2,433,730        4,324,253       4,867,077
     Borrowed money ..............................................         851,409         683,632        1,504,752       1,120,260
                                                                      ------------    ------------     ------------    ------------

             Total interest expense ..............................       3,004,162       3,117,362        5,829,005       5,987,337
                                                                      ------------    ------------     ------------    ------------

Net interest income ..............................................       2,706,500       2,224,912        5,440,988       4,470,350
Provision for (recapture of) loan losses .........................            --           (18,580)            --           (40,630)
                                                                      ------------    ------------     ------------    ------------
Net interest income after provision for (recapture of) loan losses       2,706,500       2,243,492        5,440,988       4,510,980
                                                                      ------------    ------------     ------------    ------------

Non-interest income:
     Fees and service charges ....................................          91,131          83,807          184,756         177,969
     Gain on sale of securities available for sale ...............          34,515            --             34,515            --
     Other .......................................................          48,022          36,909          111,171          82,658
                                                                      ------------    ------------     ------------    ------------

             Total non-interest income ...........................         173,668         120,716          330,442         260,627
                                                                      ------------    ------------     ------------    ------------

                                              WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                    ------------------------------------------------------------
                                                             (unaudited)
                                                             (continued)

                                                                      Three Months Ended June 30,        Six Months Ended June 30,
                                                                      ----------------------------     -----------------------------
                                                                           1999             1998            1999            1998
                                                                      ------------    ------------     ------------    ------------

Non-interest expenses:
     Salaries and employee benefits ..............................         768,550         749,572        1,590,295       1,516,703
     Net occupancy expense of premises ...........................          77,888          80,497          180,551         166,075
     Equipment ...................................................         159,479         165,352          328,023         327,978
     Loss on real estate owned ...................................          10,899          24,500           18,655          48,248
     Amortization of intangibles .................................         148,192         148,192          296,384         296,384
     Other .......................................................         572,404         456,587        1,039,460         906,011
                                                                      ------------    ------------     ------------    ------------

             Total non-interest expenses .........................       1,737,412       1,624,700        3,453,368       3,261,399
                                                                      ------------    ------------     ------------    ------------

Income before income taxes .......................................       1,142,756         739,508        2,318,062       1,510,208
Income taxes .....................................................         409,063         257,866          832,790         517,425
                                                                      ------------    ------------     ------------    ------------

Net income .......................................................    $    733,693    $    481,642     $  1,485,272    $    992,783
                                                                      ============    ============     ============    ============

Net income per common share - basic and diluted ..................    $       0.18         N/A (1)     $       0.37         N/A (1)
                                                                      ============    ============     ============    ============
Weighted average number of common shares
  outstanding - basic and diluted ................................       4,069,783         N/A (1)        4,067,936         N/A (1)
                                                                      ============    ============     ============    ============

(1) West Essex Bank converted to stock form on October 2, 1998.


See notes to consolidated financial statements.

                                  WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                 (unaudited)

                                                                                 Three Months Ended June 30,
                                                                                ----------------------------
                                                                                     1999            1998
                                                                                 -----------     -----------
Net income ..................................................................    $   733,693     $   481,642
                                                                                 -----------     -----------
Other comprehensive income -
          Unrealized holding (losses) gains on securities available for sale,
              net of income taxes of $54,915 and $(11,694) respectively .....        (97,711)         20,806

          Reclassification adjustment for realized gains on securities
              available for sale, net of income taxes of $12,418 in 1999 ....        (22,096)           --
                                                                                 -----------     -----------

Total other comprehensive income ............................................       (119,807)         20,806
                                                                                 -----------     -----------

Comprehensive income ........................................................    $   613,886     $   502,448
                                                                                 ===========     ===========

                                                                                   Six Months Ended June 30,
                                                                                  ---------------------------
                                                                                      1999            1998
                                                                                  -----------     -----------
Net income ..................................................................     $ 1,485,272     $   992,783
                                                                                  -----------     -----------
Other comprehensive income -
          Unrealized holding (losses) gains on securities available for sale,
              net of income taxes of $ $94,278 and $(20,263), respectively ..        (167,750)         36,052


          Reclassification adjustment for realized gains on securities
              available for sale, net of income taxes of $12,418 in 1999 ....         (22,096)           --
                                                                                  -----------     -----------

Total other comprehensive income ............................................        (189,846)         36,052
                                                                                  -----------     -----------

Comprehensive income ........................................................     $ 1,295,426     $ 1,028,835
                                                                                  ===========     ===========

See notes to consolidated financial statements.

                                        WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                             --------------------------------------------------------------
                                                       (unaudited)
                                                                                           Six Months Ended June 30,
                                                                                       -------------------------------
                                                                                            1999              1998
                                                                                       -------------     -------------
Cash flows from operating activities:
      Net income .................................................................     $  1,485,272      $    992,783
      Adjustments to reconcile net income
       to net cash provided by operating activities:
          Depreciation and amortization of premises and equipment ................          119,116           145,588
          Net accretion of premiums, discounts and deferred loan fees ............          (64,228)         (141,237)
          Amortization of intangibles ............................................          296,384           296,384
          Recovery of loan losses ................................................             --             (40,630)
          Provision for losses on real estate owned ..............................             --              40,630
          (Gain) on sale of securities available for sale ........................          (34,515)             --
          (Gain) on sale of real estate owned ....................................             --              (5,386)
          (Increase) in accrued interest receivable ..............................          (92,683)         (101,845)
          (Increase) in other assets .............................................          (70,824)         (411,961)
          Increase in interest payable ...........................................           24,503            60,417
          Increase in other liabilities ..........................................          101,221            14,999
          ESOP shares committed to be released ...................................           68,998              --
                                                                                       ------------      ------------

               Net cash provided by operating activities .........................        1,833,244           849,742
                                                                                       ------------      ------------

Cash flows from investing activities:
      Proceeds from maturities of term deposits ..................................             --           2,000,000
      Purchase of term deposits ..................................................             --          (5,000,000)
      Proceeds from sales of seurities available for sale ........................        5,021,875              --
      Purchase of securities available for sale ..................................             --          (1,000,000)
      Proceeds from maturities and calls of investment securities held to maturity       13,000,000         3,000,000
      Purchases of investment securities held to maturity ........................      (19,344,969)      (12,622,629)
      Principal repayments on mortgage-backed securities held to maturity ........       21,194,105        16,682,350
      Purchases of mortgage-backed securities held to maturity ...................      (36,245,370)       (9,111,005)
      Purchase of loans receivable ...............................................         (831,426)          (61,000)
      Net (increase) in loans receivable .........................................       (9,804,755)      (19,111,446)
      Proceeds from sales of real estate owned ...................................             --             503,458
      Proceeds from other payments received on real estate owned .................             --               4,000
      Additions to premises and equipment ........................................          (11,683)          (64,778)
      Purchase of Federal Home Loan Bank of New York stock .......................         (571,700)         (423,500)
                                                                                       ------------      ------------

               Net cash (used in) investing activities ...........................      (27,593,923)      (25,204,550)
                                                                                       ------------      ------------

                                        WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                             --------------------------------------------------------------
                                                       (unaudited)
                                                       (continued)
                                                                                           Six Months Ended June 30,
                                                                                       -------------------------------
                                                                                            1999              1998
                                                                                       -------------     -------------
Cash flows from financing activities:
      Net (decrease) increase in deposits ........................................       (2,365,650)        1,310,113
      Net change in short-term borrowed money ....................................        9,000,000       (10,600,000)
      Proceeds of long-term borrowed money .......................................       15,000,000        35,000,000
      Repayment of long-term borrowed money ......................................       (5,000,181)       (4,658,778)
      Net increase in advance payments by borrowers for taxes and insurance ......          112,237           140,477
      Cash dividends paid ........................................................         (277,067)             --
                                                                                       ------------      ------------

               Net cash provided by financing activities .........................       16,469,339        21,191,812
                                                                                       ------------      ------------

Net (decrease) in cash and cash equivalents ......................................       (9,291,340)       (3,162,996)
Cash and cash equivalents - beginning ............................................       16,371,431         8,696,118
                                                                                       ------------      ------------

Cash and cash equivalents - ending ...............................................     $  7,080,091      $  5,533,122
                                                                                       ============      ============

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Income taxes ...............................................................     $    773,400      $    385,030
                                                                                       ============      ============

      Interest ...................................................................     $  5,804,502      $  5,926,920
                                                                                       ============      ============

Supplemental schedule of noncash investing activities:
      Unrealized (loss) gain on securities
           available or sale, net of income taxes ................................     $   (189,846)     $     36,052
                                                                                       ============      ============

      Loans receivable transferred to real estate owned ..........................     $    192,063      $         --
                                                                                      =============      ============


See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   PRINCIPLES OF CONSOLIDATION
--------------------------------

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


2.   BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and regulations S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year.


3.   REORGANIZATION TO MUTUAL HOLDING COMPANY FORM OF ORGANIZATION
------------------------------------------------------------------

The Company is a business corporation formed at the direction of the Bank under the laws of the United States on October 2, 1998. On October 2, 1998: (i) the Bank reorganized from a federally chartered mutual savings bank to a federally chartered stock savings bank in the mutual holding company form of organization;
(ii) the Bank issued all of its  outstanding  capital stock to the Company;  and
(iii) the Company consummated its initial public offering of common stock, par value $.01 per share (the "Common Stock"), by selling at a price of $10.00 per share, 1,772,898 shares of common stock to certain eligible accountholders of the Bank who had subscribed for such shares and by issuing 2,350,121 shares of Common Stock to West Essex Bancorp, M.H.C., a mutual holding company formed at the direction of the Bank (collectively, the "Reorganization and Offering") and by contributing 74,214 shares of Common stock to West Essex Bancorp Charitable Foundation (the "Foundation"). The Reorganizaiton and Offering resulted in net proceeds of $16.7 million, after expenses of $1.0 million. Net proceeds of $8.4 million were invested in the Bank to increase the Bank's tangible capital to 10.0% of the Bank's total adjusted assets. The Company also established the Foundation, dedicated to the communities served by the Bank. In connection with the Reorganization and Offering, the Common Stock contributed by the Company to the Foundation, at a value of $742,140, was charged to expense.

In addition to the 9,000,000 authorized shares of Common Stock, the Company authorized 1,000,000 shares of preferred stock with a par value of $0.01 per share (the "Preferred Stock"). The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of Preferred Stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restriction thereof. As of June 30, 1999, there were no shares of Preferred Stock issued.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   CAPITAL TRANSACTIONS
-------------------------

On April 21, 1999, the Company's shareholders approved the West Essex Bancorp, Inc. 1999 Stock-Based Incentive Plan (the "Plan"). Under the Plan, up to 73,884 shares of Company common stock may be awarded, and options to purchase up to 184,711 shares of Company common stock may be granted, to employees and directors of the Company. Pursuant to the Plan, on April 30, 1999, 65,756 shares of Company stock were awarded (47,286 shares to employees and 18,470 shares to directors) and options to purchase 176,048 shares (129,193 options to employees and 46,855 options to directors) at an exercise price of $9.50 per share (the market value of a share of Company common stock at the grant date) were granted.

5.  NET INCOME PER COMMON SHARE
-------------------------------

Basic net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the unallocated portion of shares held by the ESOP in accordance with the American Institute of Certified Public Accountants' Statement of Position 93-6. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of potential common shares, if dilutive, using the treasury stock method. During the three and six months ended June 30, 1999, potentially dilutive securities including outstanding stock options and unearned stock awards, neither of which were dilutive during such periods.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

Forward-Looking Statements

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21F of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). West Essex Bancorp, Inc. (the "Company") intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal polices of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission (the "SEC").

         The Company does not undertake - and specifically disclaims any obligation - to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Management Strategy

         The Company's current strategic plan is to maintain profitability and its well-capitalized position to take advantage of future expansion or growth opportunities, while managing growth, maintaining asset quality, controlling expenses and reducing exposure to credit and interest rate risk. Management seeks to accomplish these goals by: (1) emphasizing its retail banking services through its network of branch offices, which includes the origination of one-to-four family mortgage loans, as well as commercial real estate, home equity, multi-family, construction and development and consumer loans, in the communities it serves as market conditions permit; (2) enhancing earnings and offsetting the effects of the extreme competition for real estate loans in the Bank's market area primarily through the purchase of adjustable-rate mortgage-backed securities, which provide a source of liquidity, low credit risk and low administrative cost as well as helping to manage interest rate risk; and
(3) continuing to monitor interest rate risk. Management has aggressively sought to increase loan originations in recent years and was successful in increasing loans receivable, net, from $82.1 million at December 31, 1996 to $112.7 million, $140.3 million and $150.7 million at December 31, 1997, December 31, 1998 and June 30, 1999, respectively. Management was successful in increasing its loan originations primarily by increasing the amount of advertising the Bank does in its primary market area, paying fees to mortgage brokers who send loan applicants to the Bank to whom the Bank originates loans and providing cash incentives to its mortgage origination staff to increase loan originations. Competition, however, has remained intense in the Bank's market area, which has resulted in the Company's total securities portfolio representing a greater percentage of total assets than its loan portfolio in each of the last five years. Management believes that continuing to seek lending opportunities, as well as investing in mortgage-backed securities, the majority of which are adjustable-rate, enables the Company to effectively control its interest rate risk while at the same time enabling it to maintain a balance of high quality, diversified investments, provide collateral for short and long-term borrowings and lessen exposure to credit risk.

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

         The Bank continues to seek opportunities to originate for its portfolio one-to-four family residential mortgage loans, as well as other loans, in its primary market area of Essex, Morris and Bergen Counties, New Jersey. The total loan portfolio had decreased as a percent of the total assets from 1993 through 1996 when loan originations, primarily due to intense competition in the Bank's market area for loan originations, began to decrease. Further, due to the relatively low interest rate environment that has existed in recent years, the Bank has originated primarily fixed-rate one-to-four family mortgage loans. The purchase of adjustable-rate mortgage-backed securities, as well as various debt obligations of federal, state and local governments, has enabled the Company to effectively manage its interest rate risk. At June 30, 1999, the Company had $125.4 million or 36.2% of total assets in mortgage-backed securities classified as held-to-maturity, and $46.3 million or 13.4% of total assets in investment securities, of which $3.0 million or 0.9% of total assets were classified as available-for-sale. At the same date, loans receivable, net, totalled $150.7 million or 43.5% of total assets.


Comparison of Financial Condition at June 30, 1999 and December 31, 1998

         Total assets were $346.6 million at June 30, 1999, compared to $328.6 million at December 31, 1998, an increase of $18.0 million, or 5.5%. The increase in assets was funded primarily by an increase in Federal Home Loan Bank of New York ("FHLB") borrowings of $19.0 million.

         Cash and cash equivalents, primarily interest-bearing deposits with the FHLB, decreased $9.3 million to $7.1 million at June 30, 1999 from $16.4 million at December 31, 1998. The decrease in cash and cash equivalents was used to fund additional investments in securities.

         In the aggregate, mortgage-backed securities and investment securities, including available-for-sale and held to maturity issues, totalled $171.2 million at June 30, 1999, an increase of $15.7 million, or 10.1%, from $155.5 million at December 31, 1998. Such increase was funded by the aforementioned $9.3 million decrease in cash and cash equivalents and $19.0 million increase in borrowed money. Mortgage-backed securities, all of which are held to maturity, increased $15.0 million due to purchases exceeding repayments. Investment securities held to maturity increased $6.5 million, primarily due to purchases exceeding maturities. Securities available for sale decreased by $5.3 million primarily due to a $5.0 million sale.

         Loans receivable increased by $10.4 million to $150.7 million at June 30, 1999 from $140.3 million at December 31, 1998 due primarily to originations exceeding repayments. The increase in loans was funded by the aforementioned increase in FHLB borrowings.

         Deposits totalled $235.9 million at June 30, 1999, a decrease of $2.4 million or 1.0%, from the $238.3 million balance at December 31, 1998.

         Borrowed money increased $19.0 million to $61.0 million at June 30, 1999, as compared to $42.0 million at December 31, 1998. Based on the lower cost of wholesale funds as compared to comparable maturity retail deposits, management chose to fund the asset growth discussed above with additional FHLB borrowings. During the six months ended June 30, 1999, $15.0 million in borrowings with five to ten year maturities and an average interest rate of 5.54% were incurred.

         Stockholders' equity increased $1.1 million, or 2.3%, to $47.8 million, primarily due to the retention of net income.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 1999 and
1998

         Net Income. Net income increased $252,000 or 52.3% to $734,000 for the three months ended June 30, 1999 compared with $482,000 for the same 1998 period. The increase in net income during the 1999 period resulted primarily from a $482,000 increase in net interest income, which was partially offset by increases in non-interest expenses and income taxes of $113,000 and $151,000, respectively.

         Interest Income. Total interest income increased $368,000 or 6.9% to $5.7 million for the three months ended June 30, 1999 from $5.3 million for the same 1998 period. The increase was the result of a $30.6 million, or 10.1%, increase in average interest-earning assets between the periods, which more than offset a 20 basis point decline in yield. The increase in the average balance was the result of loan originations and securities purchased during the past twelve months funded by the net proceeds of the Company's initial public stock offering and increased borrowed money. The decrease in yield was the result of lower rates obtained on loans originated and securities purchased since June 30, 1998.

         Interest income on loans increased by $250,000 or 10.2% to $2.7 million during the three months ended June 30, 1999 when compared with $2.5 million for the same 1998 period. The increase during the 1999 period resulted from an increase of $21.2 million, or 16.8%, in the average balance of loans outstanding, which was sufficient to offset a 44 basis point decrease to 7.34% in the yield earned on the loan portfolio. The increased average balance was the result of strong lending volume. The decreased yield is the result of lower rates obtained on originations as well as downward interest rate adjustments on the Bank's adjustable-rate mortgage loans.

         Interest on mortgage-backed securities, all of which are held-to-maturity, decreased $28,000 or 1.4%, to $2.02 million during the three months ended June 30, 1999 when compared with $2.05 million for the same 1998 period. The decrease during the 1999 period resulted from a decrease of $1.4 million, or 1.1%, in the average balance of mortgage-backed securities and 2 basis points, to 6.58%, in yield. The decreased average balance is the result of repayments of mortgage-backed securities exceeding purchases.

         Interest earned on investment securities, including both available-for-sale and held-to-maturity issues, increased by $200,000, or 31.6%, to $833,000 during the three months ended June 30, 1999, when compared to $633,000 during the same 1998 period, primarily due to an increase of $13.7 million, or 36.9%, in the average balance of such assets, which more than offset a 26 basis point decrease to 6.54% in the yield earned. The increase in average balance was the result of purchases of securities exceeding calls and maturities thereof. During the twelve months ended June 30, 1999, $27.9 million of investment securities, which carried above-market interest rates, were called in advance of their stated maturities. The decrease in yield was the result of the lower rates available on securities purchased and the calls of higher yielding issues.

         Interest on other interest-earning assets decreased $54,000, or 25.6%, to $157,000 during the three months ended June 30, 1999 as compared to $211,000 for the same 1998 period. The decrease was due to decreases of 36 basis points, to 5.37%, in yield and $3.0 million, or 20.5%, in the average balance of such assets.

         Interest Expense. Interest expense on deposits decreased $281,000, or 11.5%, to $2.2 million during the three months ended June 30, 1999 when compared to $2.4 million during the same 1998 period. Such decrease was primarily attributable to a decrease of 42 basis points, to 3.87%, in the cost of interest-bearing deposits, along with a $4.9 million, or 2.2%, decrease in the average balance thereof. The decrease in cost is due to lower interest rates paid on deposits. The average cost of certificates of deposit was 5.00% for the three months ended June 30, 1999 as compared to 5.44% for the same 1998 period. The average cost of non-certificate deposits decreased to 1.87 % for the three months ended June 30, 1999 as compared to 2.31% for the same prior year period.

         Interest expense on borrowed money increased by $167,000, or 24.4%, to $851,000 during the three months ended June 30, 1999 when compared with $684,000 during the same 1998 period, primarily due to an increase of $12.9 million, or 27.6%, in the average balance of borrowings outstanding from the FHLB, which was sufficient to offset a 14 basis point decrease to 5.72% in the cost of borrowed money. During the three months ended June 30, 1999, the Bank repaid $4.7 million in borrowings having an average interest rate of 6.47% and obtained $5.0 million in borrowings with five to ten year maturities with an average interest rate of 5.69% and $9.0 in short-term borrowings with an average interest rate of 5.29%.

         Net Interest Income. Net interest income increased $482,000 or 21.7% during the three months ended June 30, 1999, when compared with the same 1998 period. Such increase was due to an increase in total interest income of $368,000, along with a decrease in total interest expense of $114,000. The Bank's net interest rate spread increased to 2.61% in 1999 from 2.53% in 1998. The increase in the interest rate spread resulted from a decrease of 28 basis points in the cost of interest-bearing liabilities, which more than offset a 20 basis point decrease in the yield on interest-earning assets. Additionally, net interest income improved due to the additional income generated by a $30.6 million increase in average interest-earning assets, which more than offset the additional cost incurred by a $7.9 million increase in average interest-bearing liabilities.

         Provision for Loan Losses. During the three months ended June 30, 1999, the Bank did not record a provision for loan losses as the existing balance of the allowance for loan losses was considered adequate. During the three months ended June 30, 1998, the Bank recorded a recapture of the provision for loan losses of $19,000. The recapture was the result of the adjustment of the balance of the allowance for loan losses, based upon management's quarterly analysis, to $1.84 million at June 30, 1998 from $1.89 million at December 31, 1997. During the three months ended June 30, 1999, there was a $316,000 charge-off related to the final resolution of a $694,000 construction loan and no loan recoveries. There were no loan charge-offs or recoveries during the three months ended June 30, 1998. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 1999 and 1998, loans delinquent ninety days or more totalled $847,000 and $2.1 million, respectively, representing 0.55% and 1.57%, respectively, of total loans. At June 30, 1999, the allowance for loan losses stood at $1.4 million, representing 0.92% of total loans and 165.4% of loans delinquent ninety days or more. At December 31, 1998, the allowance for loan losses stood at $1.72 million, representing 1.20% of total loans and 82.4% of loans delinquent ninety days or more. At June 30, 1998, the allowance for loan losses stood at $1.84 million, representing 1.36% of total loans and 87.6% of loans delinquent ninety days or more. The Bank monitors its loan portfolio on a continuing basis and intends to continue to provide for loan losses based on its ongoing review of the loan portfolio and general market conditions.

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

         The allowance for loan losses includes specific, general and unallocated allowances of $115,000, $894,000 and $391,000, respectively, at June 30, 1999, as compared to $492,000, $817,000 and $408,000, respectively, at
December 31, 1998. The $377,000 decrease in the specific allowance from December 31, 1998, is the result of the final resolution of the aforementioned $694,000 impaired construction loan, which was assigned a specific allowance of $347,000 at December 31, 1998.

         Non-Interest Income. Non-interest income increased $53,000, or 43.8%, to $174,000 during the three months ended June 30, 1999 from $121,000 during the same 1998 period. The 1999 amount includes a $35,000 gain on the sale of a security available for sale.

         Non-Interest Expenses. Non-interest expenses increased by $113,000, or 7.0%, to $1.74 million during the three months ended June 30, 1999 when compared with $1.62 million during the same 1998 period. Salaries and employee benefits, the largest component of non-interest expenses, increased $19,000, or 2.5%, to $769,000 during the three months ended June 30, 1999 from $750,000 during the prior year quarter. Other expenses increased $115,000, or 25.1%, to $572,000 during the three months ended June 30, 1999 from $457,000 during the prior year quarter due primarily to the additional costs incurred as a result of being a public company. All other elements of non-interest expense remained little changed at $396,000 and $419,000 during the three months ended June 30, 1999 and 1998, respectively.

         Income Taxes. Income tax expense totalled $409,000, or 35.8% of income before income taxes, during the three months ended June 30, 1999 as compared to $258,000, or 34.9% of income before income taxes, during the comparable 1998 period.


Comparison of Operating Results for the Six Months Ended June 30, 1999 and 1998

         Net Income. Net income increased $492,000 or 49.6% to $1.5 million for the six months ended June 30, 1999 compared with $993,000 for the same 1998 period. The increase in net income during the 1999 period resulted primarily from a $971,000 increase in net interest income, which was partially offset by increases in non-interest expenses and income taxes of $192,000 and $315,000, respectively.

         Interest Income. Total interest income increased $812,000, or 7.8%, to $11.3 million for the six months ended June 30, 1999 from $10.5 million for the same 1998 period. The increase was the result of a $34.0 million, or 11.6%, increase in average interest-earning assets between the periods, which more than offset a 25 basis point decline in yield. The increase in the average balance was the result of loan originations and securities purchased during the past twelve months funded by the net proceeds of the Company's initial public stock offering and increased borrowed money. The decrease in yield was the result of lower rates obtained on loans originated and securities purchased since June 30, 1998.

         Interest income on loans increased by $763,000, or 16.1%, to $5.5 million during the six months ended June 30, 1999 when compared with $4.8 million for the same 1998 period. The increase during the 1999 period resulted from an increase of $24.6 million, or 20.4%, in the average balance of loans outstanding, which was sufficient to offset a 28 basis point decrease to 7.59% in the yield earned on the loan portfolio. The increased average balance was the result of strong lending volume. The decreased yield is the result of lower rates obtained on originations as well as downward interest rate adjustments on the Bank's adjustable-rate mortgage loans.

         Interest on mortgage-backed securities, all of which are held-to-maturity, decreased $362,000 or 8.7%, to $3.8 million during the six months ended June 30, 1999 when compared with $4.2 million for the same 1998 period. The decrease during the 1999 period resulted from decreases of $7.4 million, or 5.9%, in the average balance of mortgage-backed securities and 20 basis points, to 6.45%, in yield. The decreased average balance is the result of repayments of mortgage-backed securities exceeding purchases. The decrease in yield is the result of repayments on higher yielding securities and the lower interest rates obtained on securities purchased since June 30, 1998, many of which were adjustable rate issues with customarily low initial interest rates.

         Interest earned on investment securities, including both available-for-sale and held-to-maturity issues, increased by $370,000, or 30.0%, to $1.6 million during the six months ended June 30, 1999, when compared to $1.2 million during the same 1998 period, primarily due to an increase of $13.3 million, or 37.9%, in the average balance of such assets, which more than offset a 41 basis point decrease to 6.64% in the yield earned. The increase in average balance was the result of purchases of securities exceeding calls and maturities thereof. During the twelve months ended June 30, 1999, $27.9 million of investment securities, which carried above-market interest rates, were called in advance of their stated maturities. The decrease in yield was the result of the lower rates available on securities purchased and the calls of higher yielding issues.

         Interest on other interest-earning assets increased $42,000 or 13.6% to $350,000 during the six months ended June 30, 1999 as compared to $308,000 for the same 1998 period. The increase was due to an increase of $3.5 million, or 30.6%, in the average balance of such assets, which was more than sufficient to offset a 69 basis point decline in yield.

         Interest Expense. Interest expense on deposits decreased $543,000 or 11.2% to $4.3 million during the six months ended June 30, 1999 when compared to $4.9 million during the same 1998 period. Such decrease was primarily attributable to a decrease of 39 basis points, to 3.89%, in the cost of interest-bearing deposits, along with a $4.9 million, or 2.2%, decrease in the average balance thereof. The decrease in cost is due to lower interest rates paid on deposits. The average cost of certificates of deposit was 5.01% for the six months ended June 30, 1999 as compared to 5.43% for the same 1998 period. The average cost of non-certificate deposits decreased to 1.91 % for the six months ended June 30, 1999 as compared to 2.34% for the same prior year period.

         Interest expense on borrowed money increased by $384,000, or 34.3%, to $1.5 million during the six months ended June 30, 1999 when compared with $1.1 million during the same 1998 period, primarily due to an increase of $15.1 million, or 39.4%, in the average balance of borrowings outstanding from the FHLB, which was sufficient to offset a 21 basis point decrease to 5.62% in the cost of borrowed money. During the six months ended June 30, 1999, the Bank repaid $5.0 million in borrowings having an average interest rate of 5.54% and obtained $15.0 million in borrowings with five to ten year maturities with an average interest rate of 5.54% and $9.0 million in short-term borrowings with an average rate of 5.29%.

         Net Interest Income. Net interest income increased $971,000, or 21.7%, during the six months ended June 30, 1999, when compared with the same 1998 period. Such increase was due to an increase in total interest income of $812,000, along with a decrease in total interest expense of $159,000. The Bank's net interest rate spread increased to 2.68% in 1999 from 2.65% in 1998. The increase in the interest rate spread resulted from a decrease of 28 basis points in the cost of interest-bearing liabilities which more than offset a 25 basis point decrease in the yield on interest-earning assets. Additionally, net interest income improved due to the additional income generated by a $34.0 million increase in average interest-earning assets, which more than offset the additional cost incurred by a $10.2 million increase in average interest-bearing liabilities.

         Provision for Loan Losses. During the six months ended June 30, 1999, the Bank did not record a provision for loan losses as the existing balance of the allowance for loan losses was considered adequate. During the six months ended June 30, 1998, the Bank recorded a recapture of the provision for loan losses of $41,000. The recapture was the result of the adjustment of the balance of the allowance for loan losses, based upon management's quarterly analysis, to $1.84 million at June 30, 1998 from $1.89 million at December 31, 1997. During the six months ended June 30, 1999, there was a $316,000 charge-off related to the final resolution of a $694,000 construction loan and no loan recoveries. There were no loan charge-offs or recoveries during the six months ended June 30, 1998. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 1999 and 1998, loans delinquent ninety days or more totalled $847,000 and $2.1 million, respectively, representing 0.55% and 1.57%, respectively, of total loans. At June 30, 1999, the allowance for loan losses stood at $1.4 million, representing 0.92% of total loans and 165.4% of loans delinquent ninety days or more. At December 31, 1998, the allowance for loan losses stood at $1.72 million, representing 1.20% of total loans and 82.4% of loans delinquent ninety days or more. At June 30, 1998, the allowance for loan losses stood at $1.84 million, representing 1.36% of total loans and 87.6% of loans delinquent ninety days or more. The Bank monitors its loan portfolio on a continuing basis and intends to continue to provide for loan losses based on its ongoing review of the loan portfolio and general market conditions.

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

         The allowance for loan losses includes specific, general and unallocated allowances of $115,000, $894,000 and $391,000, respectively, at June 30, 1999, as compared to $492,000, $817,000 and $408,000, respectively, at
December 31, 1998. The $377,000 decrease in the specific allowance from December 31, 1998, is the result of the final resolution of the aforementioned $694,000 impaired construction loan, which was assigned a specific allowance of $347,000 at December 31, 1998.

         Non-Interest Income. Non-interest income increased $69,000 or 26.4% to $330,000 during the six months ended June 30, 1999 from $261,000 during the same 1998 period. The 1999 amount includes a $35,000 gain on the sale of a security available for sale.

         Non-Interest Expenses. Non-interest expenses increased by $192,000, or 5.9%, to $3.45 million during the six months ended June 30, 1999 when compared with $3.26 million during the same 1998 period. Salaries and employee benefits, the largest component of non-interest expenses, increased $74,000, or 4.9%, to $1.6 million during the six months ended June 30, 1999 from $1.5 million during the prior year period. Other expenses increased $133,000, or 14.7%, to $1.04 million during the six months ended June 30, 1999, from $906,000 during the comparable prior year period, primarily due to the additional costs incurred as the result of being a public company. All other elements of non-interest expense remained little changed at $824,000 and $839,000 during the six months ended June 30, 1999 and 1998, respectively.

         Income Taxes. Income tax expense totalled $833,000, or 35.9% of income before income taxes, during the six months ended June 30, 1999 as compared to $517,000, or 34.3% of income before income taxes, during the comparable 1998 period.

Liquidity and Capital Resources

         The Company's and Bank's primary sources of funds on a long-term and short-term basis are deposits, principal and interest payments on loans, mortgage-backed and investment securities and FHLB borrowings. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features on debt securities are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's currently required liquidity ratio is 4.0%. At June 30, 1999, December 31, 1998 and December 31, 1997, the Bank's regulatory liquidity ratios were 5.83%, 7.38% and 9.44%, respectively.

         At June 30, 1999, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $34.8 million, or 10.3%, of total adjusted assets, which is above the required level of $5.2 million, or 1.5%; core capital of $34.8 million, or 10.3%, of total adjusted assets, which is above the required level of $13.6 million, or 4.0%; and risk-based capital of $36.2 million, or 27.4%, of risk-weighted assets, which is above the required level of $10.6 million, or 8.0%.

         The Company's most liquid assets are cash and cash equivalents and securities available for sale. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At June 30, 1999, cash and cash equivalents and securities available for sale totalled $10.1 million, or 2.9% of total assets.

         The Bank has other sources of liquidity if a need for additional funds arises, including FHLB borrowings. At June 30, 1999, the Bank had $61.0 million in borrowings outstanding from the FHLB. Depending on market conditions, the pricing of deposit products and FHLB borrowings, the Bank may continue to rely on FHLB borrowings to fund asset growth.

         On August 3, 1999, the Company announced that it had received regulatory approval to repurchase up to 277,067 shares of its outstanding common stock from shareholders other than West Essex Bancorp, MHC. This repurchase would represent 15% of the shares sold in the minority stock offering.

         At June 30, 1999, the Bank had commitments to originate and purchase loans and fund unused outstanding lines of credit and undisbursed proceeds of construction mortgages totalling $11.2 million. The Bank anticipates that it will have sufficient funds available to meet its current commitments. Certificate accounts, including Individual Retirement Account accounts, which are scheduled to mature in less than one year from June 30, 1999, totalled $121.3 million. The Bank expects that substantially all of the maturing certificate accounts will be retained by the Bank.

         The initial impact of the Reorganization and Offering on the liquidity and capital resources of the Company was to substantially increase the liquid assets of the Company and the capital base on which the Company operates. Subsequently, a substantial majority of the Offering proceeds was invested in readily marketable investment grade securities. The additional capital resulting from the offerings increased the capital bases of the Company and the Bank. At June 30, 1999, the Company and the Bank had total equity, determined in accordance with generally accepted accounting principles, of $47.8 million and $39.7 million, respectively, or 13.8% and 11.6%, respectively, of total assets. The Bank's regulatory tangible capital at that date, which excludes intangible assets of $4.9 million and unrealized securities gains, net of deferred income taxes, of $2,000, was $34.8 million, or 10.3%, of adjusted total assets. An institution with a ratio of tangible capital to adjusted total assets of greater than or equal to 5.0% is considered to be "well-capitalized" pursuant to OTS regulations.

Year 2000 Compliance

         As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many existing application software products use two-digit date fields to designate a year. As the century date change occurs, date sensitive systems may recognize the Year 2000 as 1900 or not at all. This inability to recognize or properly treat the Year 2000 may cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing.

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

         The Company also realizes that its ability to be Year 2000 compliant is dependent upon the cooperation of its vendors. The Company has received representations from its primary third party vendors that they have or are in the process of resolving any Year 2000 problems in their software and anticipates that all of its major vendors will have resolved any Year 2000 problems in their software within the next three months. The Company has completed its end to end testing with its primary third party service bureau. The testing was completed on two consecutive Sundays in March of this year. All offices and departments of the Company were present to test their respective areas. All of the testing was completed by each office and area without a problem. The Company has also received certification from its primary third party service bureau that it has passed end to end testing. In addition, all of the ATM machines owned by the Company have had their software upgraded and are now also Year 2000 compliant.

Year 2000 Plan Costs

         The Company believes that its costs related to Year 2000 remediation will be approximately $185,000. To date, the Company has spent approximately $112,000 of this amount on various hardware and software upgrades. There can be no assurances, however, that the Company's internal actions or the performance by third party vendors will be effective to remedy all potential problems. To the extent the Company's systems are affected by third party vendors, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. Further, any Year 2000 failure on the part of the Company's customers or third party vendors could result in additional expense or loss to the Company.

Year 2000 Risks and Contingency Plan

         Because the Company depends substantially on its computer systems and those of third parties, the failure of these systems to be Year 2000 compliant could cause substantial disruption of the Company's business and could have a material adverse financial impact on the Company. Failure to resolve Year 2000 issues presents the following risks to the Company, which it believes reflects its most reasonably likely worst-case scenario: the Company could lose customers to other financial institutions, resulting in a loss of revenue, if the Company's third-party service bureau is unable to properly process customer transactions; governmental agencies, such as the Federal Home Loan Bank of New York, and correspondent institutions could fail to provide funds to the Company, which could materially impair the Company's liquidity and affect the Company's ability to fund loans and deposit withdrawals; concern on the part of depositors that Year 2000 issues could impair access to their deposit account balances could result in the Company experiencing deposit outflows before December 31, 1999; and the Company could incur increased personnel costs if additional staff is required to perform functions that inoperative systems would have otherwise performed.

         Management believes that it is impossible to estimate the potential lost revenue due to the Year 2000 issue, as the extent and longevity of any potential problem cannot be predicted. Because substantially all of the Company's loan portfolio consists of loans to individuals rather than commercial enterprises, management believes that Year 2000 issues will not impair materially the ability of the Company's borrowers to repay their debt.

         There can be no assurances that the Company's Year 2000 plan will effectively address the Year 2000 issue, that the Company's estimates of the timing and costs of completing the plan will ultimately be accurate or that the impact of any failure of the Company or its third-party vendors and service providers to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition or results of operations.

         The Company has a business resumption contingency plan for Year 2000 compliance that calls for the Company to resort to manual processing of transactions until the computer systems resume operation. Internally, the Company will continue to make changes to its contingency plan as circumstances may warrant.

Year 2000 Liquidity Concerns

         The Company will make every effort to maintain an ample reserve of currency to accommodate the needs of its customers at year-end. This may necessitate the utilization of short-term investments which will mature late in the fourth quarter of the year. Excess funds may also be placed in various types of overnight investments which will allow the Company immediate access to these funds. The utilization of short-term investments including overnight investments during the late third and fourth quarters may have an adverse effect on the financial operations of the Company.

Year 2000 Legal Concerns

         The Company may also face a legal risk in the form of contingent liability in conjunction with Year 2000 issues. The likelihood and severity of this risk is materially dependent on both the Company's own efforts and on the actions of other parties over which the Company has little or no control including the telecommunication and electric power industries. The likelihood and severity of the Company's contingent Year 2000 liability are also materially dependent on the extent and success of the timely remediation and testing efforts of a large number of third parties. Whether the Company may incur a Year 2000 liability is at this time an unknown. The Company is attempting to purchase Year 2000 liability coverage in hopes of protecting itself against the potential of litigation.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         There have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of December 31, 1998, in the Company's Annual Report on Form 10-K, to June 30, 1999.

                            WEST ESSEX BANCORP, INC.
                           PART II . OTHER INFORMATION
                                  June 30, 1999

ITEM 1. LEGAL PROCEEDINGS
        -----------------
         The Company and the Bank are parties to various litigation which arises primarily in the ordinary course of business. Included in this litigation is a case before the Superior Court of New Jersey related to condominium construction loans. Currently, the plaintiffs have three loans with the Bank totalling $262,497 in the aggregate, two of which are delinquent. Two other plaintiffs defaulted on their loans and the properties have been foreclosed on by the Bank and are currently held as Real Estate Owned. In the opinion of management, the ultimate disposition of such litigation should not have a material effect on the consolidated financial position or operations of the Company.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        -----------------------------------------
         None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------
         None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------
         The 1999 Annual Meeting of Stockholders was held on April 21, 1999. The results of the matters submitted to the stockholders are incorporated herein by reference from Part II, Item 4 of the Form 10-Q for the quarter ended March 31, 1999 filed on May 17, 1999.


ITEM 5. OTHER INFORMATION
        -----------------
         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------
         (a)   Exhibits:

                  3.1   Charter of West Essex Bancorp, Inc.  *
                  3.2   Bylaws of West Essex Bancorp, Inc.  *
                  4.0   Form of Common Stock Certificate   *
                  11.0  Statement regarding computation of per share earnings.
                  27.0  Financial Data Schedule

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







                                     WEST ESSEX BANCORP, INC.


Date: August 13, 1999                By    /s/Leopold W. Montanaro
                                           -----------------------
                                           Leopold W. Montanaro
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: August 13, 1999                By:    /s/Dennis A. Petrello
                                            ---------------------
                                            Dennis A. Petrello
                                            Executive Vice President and
                                            and Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)