Form 10-Q
period 1999-09-30
WEST ESSEX BANCORP INC
filed 1999-11-12
CIK 1063438

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999
                                            ------------------

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

    3,998,849  shares  of  common  stock,  par  value  $0.01  par  share,   were
outstanding as of October 31, 1999.

                            WEST ESSEX BANCORP, INC.

                                    FORM 10-Q

                        Quarter Ended September 30, 1999

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I      FINANCIAL INFORMATION

  Item 1.   Financial Statements                                            1

             Consolidated Statements of Financial Condition at
              September 30, 1999 and December 31, 1998 (Unaudited)          2

             Consolidated Statements of Income for the Three and Nine
              Months Ended September 30, 1999 and 1998 (Unaudited)          3

             Consolidated Statements of Comprehensive Income for the Three
              and Nine Months Ended September 30, 1999 and 1998 (Unaudited) 4

             Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 1999 and 1998 (Unaudited)          5-6

             Notes to Consolidated Financial Statements                     7-8

  Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  9-21

  Item 3.   Quantitative and Qualitative Disclosure About Market Risk        21


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                22
Item 2.     Changes in Securities and Use of Proceeds                        22
Item 3.     Defaults Upon Senior Securities                                  22
Item 4.     Submission of Matters to a Vote of Security Holders              22
Item 5.     Other Information                                                22
Item 6.     Exhibits and Reports on Form 8-K                                 22

SIGNATURES                                                                   23

                            WEST ESSEX BANCORP, INC.
                          PART I. FINANCIAL INFORMATION
                               September 30, 1999
                  ---------------------------------------------


ITEM 1.  FINANCIAL STATEMENTS

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). West Essex Bancorp, Inc. (the "Registrant" or the "Company") believes that the disclosures presented are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

The results of operations for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year.

                                WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                               (unaudited)

                                                                       September 30,      December 31,
                                                                            1999               1998
                                                                       --------------    --------------
Assets

Cash and amounts due from depository institutions .................    $   1,781,006     $   1,547,464
Interest-bearing deposits in other banks ..........................        4,040,893        14,823,967
                                                                       -------------     -------------

       Total cash and cash equivalents ............................        5,821,899        16,371,431

Securities available for sale .....................................        2,972,500         8,282,450
Investment securities held to maturity ............................       44,118,555        36,873,165
Mortgage-backed securities held to maturity .......................      123,138,885       110,376,072
Loans receivable ..................................................      152,332,233       140,272,203
Real estate owned .................................................          774,201           582,138
Premises and equipment ............................................        2,786,770         2,947,374
Federal Home Loan Bank of New York stock ..........................        3,179,000         2,607,300
Accrued interest receivable .......................................        2,185,882         2,004,809
Excess of cost over assets acquired ...............................        4,791,540         5,236,116
Other assets ......................................................        2,994,172         3,055,825
                                                                       -------------     -------------

       Total assets ...............................................    $ 345,095,637     $ 328,608,883
                                                                       =============     =============

Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------

Deposits ..........................................................    $ 233,939,349     $ 238,312,941
Borrowed money ....................................................       62,677,368        42,009,880
Advance payments by borrowers for taxes and insurance .............          936,773           921,958
Other liabilities .................................................          875,227           610,050
                                                                       -------------     -------------

       Total liabilities ..........................................      298,428,717       281,854,829
                                                                       -------------     -------------

Stockholders' equity
--------------------

Preferred stock (par value $.01), 1,000,000 shares
  authorized; no shares issued or outstanding .....................             --                --
Common stock (par value $.01), 9,000,000 shares
  authorized; 4,197,233 shares issued; 4,013,849 and
  4,197,233 shares outstanding, respectively ......................           41,972            41,972
Additional paid-in capital ........................................       17,322,191        17,339,291
Retained earnings - substantially restricted ......................       32,380,659        30,507,475
Common stock acquired by Employee Stock Ownership
  Plan ("ESOP") ...................................................       (1,215,714)       (1,326,233)
Treasury stock, at cost; 183,384 shares ...........................       (1,845,684)             --
Accumulated other comprehensive (loss) income - Unrealized
  (loss) gain on securities available for sale, net of income taxes          (16,504)          191,549
                                                                       -------------     -------------

        Total stockholders' equity .................................      46,666,920        46,754,054
                                                                       -------------     -------------

       Total liabilities and stockholders' equity .................    $ 345,095,637     $ 328,608,883
                                                                       =============     =============

                See notes to consolidated financial statements.

                                              WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME

                                   --------------------------------------------------------------
                                                             (unaudited)

                                                                    Three Months Ended September 30, Nine Months Ended September 30,
                                                                      ---------------------------       ---------------------------
                                                                           1999           1998               1999           1998
                                                                      ------------   ------------       ------------   ------------
Interest income:
     Loans .......................................................... $  2,846,394   $  2,604,508       $  8,361,153   $  7,346,589
     Mortgage-backed securities .....................................    1,983,390      1,952,138          5,784,316      6,125,308
     Investment securities ..........................................      780,689        733,525          2,385,411      1,968,152
     OTHER INTEREST-EARNING ASSETS ..................................      135,089        169,307            484,675        477,116
                                                                      ------------   ------------       ------------   ------------

             TOTAL INTEREST INCOME ..................................    5,745,562      5,459,478         17,015,555     15,917,165
                                                                      ------------   ------------       ------------   ------------
Interest expense:
     Deposits .......................................................    2,141,585      2,489,732          6,465,838      7,356,809
     BORROWED MONEY .................................................      871,114        725,883          2,375,866      1,846,143
                                                                      ------------   ------------       ------------   ------------

             TOTAL INTEREST EXPENSE .................................    3,012,699      3,215,615          8,841,704      9,202,952
                                                                      ------------   ------------       ------------   ------------

Net interest income .................................................    2,732,863      2,243,863          8,173,851      6,714,213
PROVISION FOR (RECAPTURE OF) LOAN LOSSES ............................         --          (18,580)              --          (40,630)
                                                                      ------------   ------------       ------------   ------------

NET INTEREST INCOME AFTER PROVISION FOR (RECAPTURE OF) LOAN LOSSES ..    2,732,863      2,262,443          8,173,851      6,754,843
                                                                      ------------   ------------       ------------   ------------
Non-interest income:
     Fees and service charges .......................................       95,157         95,576            279,913        273,545
     Gain on sale of securities available for sale ..................         --             --               34,515           --
     OTHER ..........................................................       32,347         37,943            143,518        120,601
                                                                      ------------   ------------       ------------   ------------

             TOTAL NON-INTEREST INCOME ..............................      127,504        133,519            457,946        394,146
                                                                      ------------   ------------       ------------   ------------
Non-interest expenses:
     Salaries and employee benefits .................................      791,576        743,405          2,381,871      2,260,107
     Net occupancy expense of premises ..............................       87,359         80,619            267,910        246,694
     Equipment ......................................................      160,821        164,036            488,844        492,014
     Loss on real estate owned ......................................       11,250         17,314             29,905         46,982
     Amortization of intangibles ....................................      148,192        148,192            444,576        444,576
     OTHER ..........................................................      452,399        478,248          1,491,859      1,384,260
                                                                      ------------   ------------       ------------   ------------

             TOTAL NON-INTEREST EXPENSES ............................    1,651,597      1,631,814          5,104,965      4,874,633
                                                                      ------------   ------------       ------------   ------------

                                              WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                  ---------------------------------
                                                             (unaudited)


                                                                           Three Months Ended                Nine Months Ended
                                                                              September 30,                     September 30,
                                                                      ---------------------------       ---------------------------
                                                                           1999           1998               1999           1998
                                                                      ------------   ------------       ------------   ------------
Income before income taxes ..........................................    1,208,770        764,148          3,526,832      2,274,356
INCOME TAXES ........................................................      425,378        277,663          1,258,168        795,088
                                                                      ------------   ------------       ------------   ------------

NET INCOME .......................................................... $    783,392   $    486,485       $  2,268,664   $  1,479,268
                                                                      ------------   ------------       ------------   ------------
Net income per common share:
     Basic .......................................................... $       0.20         N/A(1)       $      0.56          N/A(1)
     DILUTED ........................................................         0.19         N/A(1)              0.56          N/A(1)
                                                                      ============   ============       ===========    ============
Weighted average number of common shares outstanding:
     Basic ..........................................................    4,009,842         N/A(1)         4,048,571          N/A(1)
     DILUTED ........................................................    4,017,888         N/A(1)         4,051,253          N/A(1)
                                                                      ============   ============       ===========    ============

(1) West Essex Bank converted to stock form on October 2, 1998.

                See notes to consolidated financial statements.

                                              WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                           -----------------------------------------------
                                                             (unaudited)


                                                                            Three Months Ended              Nine Months Ended
                                                                               September 30,                  September 30,
                                                                       ---------------------------    ----------------------------
                                                                            1999            1998          1999             1998
                                                                       ------------    -----------    ------------    ------------
NET INCOME ........................................................... $   783,392     $   486,485    $ 2,268,664     $ 1,479,268

Other comprehensive (loss) income -
  Unrealized holding (losses) gains on securities available for sale,
       net of income taxes of $10,232, $(126,933), $104,511, .........     (18,207)        225,852       (185,956)        261,905
       and $(147,195), respectively

  Reclassification adjustment for realized gains on securities
       available for sale, net of income taxes of $12,418 in 1999 ....          --              --        (22,097)             --
                                                                       -----------     -----------    -----------     -----------

Total other comprehensive (loss) income ..............................     (18,207)        225,852       (208,053)        261,905
                                                                       -----------     -----------    -----------     -----------

Comprehensive income ................................................. $   765,185     $   712,337    $ 2,060,611     $ 1,741,173
                                                                       ===========     ===========    ===========     ===========

                See notes to consolidated financial statements.

                                      WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        -------------------------------------
                                                     (unaudited)

                                                                                     Nine Months Ended September 30,
                                                                                     -------------------------------
                                                                                           1999             1998
                                                                                      ------------     ------------
Cash flows from operating activities:
      Net income .................................................................    $  2,268,664     $  1,479,268
      Adjustments to reconcile net income
       to net cash provided by operating activities:
           Depreciation and amortization of premises and equipment ...............         177,193          214,299
           Net accretion of premiums, discounts and deferred loan fees ...........        (120,303)        (199,657)
           Amortization of intangibles ...........................................         444,576          444,576
           Recovery of loan losses ...............................................            --            (40,630)
           Provision for losses on real estate owned .............................            --             40,630
           (Gain) on sale of securities available for sale .......................         (34,515)            --
           (Gain) on sale of real estate owned ...................................            --             (5,386)
           (Increase) in accrued interest receivable .............................        (181,073)        (332,234)
           Decrease (increase) in other assets ...................................         178,582         (514,700)
           Increase in interest payable ..........................................          69,179              300
           Increase in other liabilities .........................................         198,712          508,707
           ESOP shares committed to be released ..................................         105,327             --
                                                                                      ------------     ------------

               Net cash provided by operating activities .........................       3,106,342        1,595,173
                                                                                      ------------     ------------

Cash flows from investing activities:
      Net increase in term deposits ..............................................            --         (3,000,000)
      Proceeds from sales of securities available for sale .......................       5,021,875             --
      Purchases of securities available for sale .................................            --         (1,000,000)
      Proceeds from maturities and calls of investment securities held to maturity      14,000,000        4,063,990
      Purchases of investment securities held to maturity ........................     (21,044,969)     (18,051,902)
      Principal repayments on mortgage-backed securities held to maturity ........      29,614,358       28,119,475
      Purchases of mortgage-backed securities held to maturity ...................     (42,457,596)     (17,137,719)
      Purchase of loans receivable ...............................................        (957,203)         (61,000)
      Net (increase) in loans receivable .........................................     (11,296,975)     (25,266,854)
      Proceeds from sales of real estate owned ...................................            --            503,458
      Proceeds from other payments received on real estate owned .................            --              4,000
      Additions to premises and equipment ........................................         (16,589)         (68,184)
      Purchase of federal home loan bank of New York stock .......................        (571,700)        (423,500)
                                                                                      ------------     ------------

               Net cash (used in) investing activities ...........................     (27,708,799)     (32,318,236)
                                                                                      ------------     ------------

Cash flows from financing activities:
      Net (decrease) increase in deposits ........................................      (4,376,306)         864,316
      Net increase (decrease) in short-term borrowed money .......................      11,000,000      (10,600,000)
      Proceeds of long-term borrowed money .......................................      15,000,000       36,800,000
      Repayment of long-term borrowed money ......................................      (5,332,512)      (4,972,129)
      Net increase in advance payments by borrowers for taxes and insurance ......          14,815           64,275
      Proceeds from common stock subscriptions ...................................            --         19,777,780
      Purchase of treasury stock .................................................      (1,845,684)            --
      Cash dividends paid ........................................................        (407,388)            --
                                                                                      ------------     ------------

               Net cash provided by financing activities .........................      14,052,925       41,934,242
                                                                                      ------------     ------------

Net (decrease) increase in cash and cash equivalents .............................     (10,549,532)      11,211,179
Cash and cash equivalents - beginning ............................................      16,371,431        8,696,118
                                                                                      ------------     ------------

Cash and cash equivalents - ending ...............................................    $  5,821,899     $ 19,907,297
                                                                                      ============     ============

                                        5

                        WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                          -------------------------------------
                                       (unaudited)

                                                        Nine Months Ended September 30,
                                                        -------------------------------
                                                              1999             1998
                                                           -----------     -----------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
      Income taxes ....................................    $   948,400     $   660,480
                                                           ===========     ===========

      Interest ........................................    $ 8,772,525     $ 9,128,751
                                                           ===========     ===========

Supplemental schedule of noncash investing activities:
      Unrealized (loss) gain on securities
            available or sale, net of income taxes ....    $  (208,053)    $   261,905
                                                           ===========     ===========

      Loans receivable transferred to real estate owned    $   192,063     $      --
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

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION
--------------------------------

The consolidated financial statements include the accounts of the Company, the Company's wholly owned subsidiary, West Essex Bank (the "Bank") and the Bank's wholly owned subsidiary, West Essex Insurance Agency, Inc. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.   BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and regulations S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

In addition to the 9,000,000 authorized shares of Common Stock, the Company authorized 1,000,000 shares of preferred stock with a par value of $0.01 per share (the "Preferred Stock"). The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of Preferred Stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restriction thereof. As of September 30, 1999, there were no shares of Preferred Stock issued.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

4.   CAPITAL TRANSACTIONS
-------------------------

On April 21, 1999, the Company's shareholders approved the West Essex Bancorp, Inc. 1999 Stock-Based Incentive Plan (the "Plan"). Under the Plan, up to 73,884 shares of Company common stock may be awarded, and options to purchase up to 184,711 shares of Company common stock may be granted, to employees and directors of the Company. Pursuant to the Plan, on April 30, 1999, 65,756 shares of Company stock were awarded (47,286 shares to employees and 18,470 shares to directors) and options to purchase 176,048 shares (129,193 options to employees and 46,855 options to directors) were granted at an exercise price of $9.50 per share (the market value of a share of Company common stock at the grant date).

On August 3, 1999, the Company announced that it had received regulatory approval to repurchase up to 15% or 277,067 shares of its outstanding common stock, excluding common stock held by West Essex Bancorp, M.H.C., the Company's mutual holding company parent. On August 26, 1999, the Board of Directors of the Company authorized management to begin the repurchase process. Through the period ending September 30, 1999, the Company repurchased 183,384 shares of its common stock in the open market.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

FORWARD-LOOKING STATEMENTS
--------------------------

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21F of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends such forward-looking statements  to be  covered by the safe  harbor  provisions  for  forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal polices of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the SEC.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

GENERAL

         The Company became the federally chartered stock holding company for the Bank, a federally chartered stock savings bank on October 2, 1998. The Company, the Bank and West Essex Bancorp, M.H.C., a mutual holding company and majority owner of the Company, are regulated by the Office of Thrift Supervision (the "OTS"). The Company's and the Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on interest-earning assets, primarily the loan and investment portfolios, and the cost of funds, consisting of interest paid on deposits and borrowings. Results of operations are also affected by the provision for loan losses and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy and equipment expense, amortization of intangibles, advertising, federal deposit insurance premiums, expenses of real estate owned and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

MANAGEMENT STRATEGY

         The Company's current strategic plan is to maintain profitability and its well-capitalized position to take advantage of future expansion or growth opportunities, while managing growth, maintaining asset quality, controlling expenses and reducing exposure to credit and interest rate risk. Management seeks to accomplish these goals by: (1) emphasizing its retail banking services through its network of branch offices, which includes the origination of one-to-four family mortgage loans, as well as commercial real estate, home equity, multi-family, construction and development and consumer loans, in the communities it serves as market conditions permit; (2) enhancing earnings and offsetting the effects of the extreme competition for real estate loans in the Bank's market area primarily through the purchase of adjustable-rate mortgage-backed securities, which provide a source of liquidity, low credit risk and low administrative cost as well as helping to manage interest rate risk; and
(3) continuing to monitor interest rate risk. Management has aggressively sought to increase loan originations in recent years and was successful in increasing loans receivable, net, from $82.1 million at December 31, 1996 to $112.7 million, $140.3 million and $152.3 million at December 31, 1997, December 31, 1998 and September 30, 1999, respectively. Management was successful in increasing its loan originations primarily by increasing the amount of advertising the Bank does in its primary market area, paying fees to mortgage brokers who send loan applicants to the Bank to whom the Bank originates loans and providing cash incentives to its mortgage origination staff to increase loan originations. Competition, however, has remained intense in the Bank's market area, which has resulted in the Company's total securities portfolio representing a greater percentage of total assets than its loan portfolio in each of the last five years. Management believes that continuing to seek lending opportunities, as well as investing in mortgage-backed securities, the majority of which are adjustable-rate, enables the Company to effectively control its interest rate risk while at the same time enabling it to maintain a balance of high quality, diversified investments, provide collateral for short and long-term borrowings and lessen exposure to credit risk.

MANAGEMENT OF INTEREST RATE RISK AND MARKET RISK ANALYSIS

         The principal objectives of interest rate risk management are to evaluate the interest rate risk included in certain balance sheet accounts; determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives; and manage the risk consistent with the Board of Directors' approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Board of Directors has established an Asset/Liability Committee, which is responsible for reviewing asset/liability policies and interest rate risk position. The Asset/Liability Committee meets at least on a quarterly basis, reports trends and interest rate risk position to the Board of Directors and reviews with the Board of Directors its activities and strategies, the effect of those strategies on net interest margin, the market value of the portfolio, and the effect the changes in interest rates will have on the portfolio and exposure limits. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

         In recent years the Company has used the following strategies to manage interest rate risk: (i) emphasizing the origination of long-term mortgage loans, and (ii) offsetting the effects of holding fixed-rate mortgage loans by purchasing adjustable-rate mortgage-backed securities.

         The Bank continues to seek opportunities to originate for its portfolio one-to-four family residential mortgage loans, as well as other loans, in its primary market area of Essex, Morris and Bergen Counties, New Jersey. Due to the relatively low interest rate environment that has existed in recent years, the Bank has originated primarily fixed-rate one-to-four family mortgage loans. The purchase of adjustable-rate mortgage-backed securities, as well as various debt obligations of federal, state and local governments, has enabled the Company to effectively manage its interest rate risk. At September 30, 1999, the Company had $123.1 million or 35.7% of total assets in mortgage-backed securities classified as held-to-maturity, and $47.1 million or 13.6% of total assets in investment securities, of which $3.0 million or 0.9% of total assets were classified as available-for-sale. At the same date, loans receivable, net, totalled $152.3 million or 44.1% of total assets.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

         Total assets were $345.1 million at September 30, 1999, compared to $328.6 million at December 31, 1998, an increase of $16.5 million, or 5.0%. The increase in assets was funded by an increase in Federal Home Loan Bank of New York ("FHLB") borrowings of $20.7 million.

         Cash and cash equivalents, primarily interest-bearing deposits with the FHLB, decreased $10.6 million to $5.8 million at September 30, 1999 from $16.4 million at December 31, 1998. The decrease in cash and cash equivalents was used to fund additional investments in securities.

         In the aggregate, mortgage-backed securities and investment securities, including available-for-sale and held to maturity issues, totalled $170.2 million at September 30, 1999, an increase of $14.7 million, or 9.5%, from $155.5 million at December 31, 1998. Such increase was funded by the aforementioned $10.6 million decrease in cash and cash equivalents and the $20.7 million increase in borrowed money. Mortgage-backed securities, all of which are held to maturity, increased $12.8 million due to purchases exceeding repayments. Investment securities held to maturity increased $7.2 million, primarily due to purchases exceeding maturities. Securities available for sale decreased by $5.3 million primarily due to a $5.0 million sale.

         Loans receivable increased by $12.0 million to $152.3 million at September 30, 1999 from $140.3 million at December 31, 1998 due primarily to originations exceeding repayments. The increase in loans was funded by the aforementioned increase in FHLB borrowings.

         Deposits totalled $233.9 million at September 30, 1999, a decrease of $4.4 million or 1.8%, from the $238.3 million balance at December 31, 1998.

         Borrowed money increased $20.7 million to $62.7 million at September 30, 1999, as compared to $42.0 million at December 31, 1998. Based on the lower cost of wholesale funds as compared to comparable maturity retail deposits, management chose to fund the asset growth discussed above with additional FHLB borrowings. During the nine months ended September 30, 1999, $15.0 million in long-term borrowings with five to ten year maturities and an average interest rate of 5.54 % were incurred.

         Stockholders' equity decreased $87,000, or 0.2%, to $46.7 million, due to the Company's repurchase of 183,384 shares of its outstanding common stock for an aggregate price of $1.8 million, the payment of $408,000 in cash dividend to stockholders, and the $105,000 cost of ESOP shares committed to be released, the aggregate effect of which was largely offset by net income of $2.3 million.

         On August 3, 1999, the Company announced that it had received regulatory approval to repurchase up to 15% or 277,067 shares of its publicly traded common stock, excluding common stock held by West Essex Bancorp, MHC, the Company's mutual holding company parent. On August 26, 1999, the Board of Directors of the Company authorized management to begin the repurchase process. Through the period ending September 30, 1999, the Company repurchased 183,384 shares of its common stock in the open market.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         NET INCOME. Net income increased $297,000 or 61.1% to $783,000 for the three months ended September 30, 1999 compared with $486,000 for the same 1998 period. The increase in net income during the 1999 period resulted primarily from a $489,000 increase in net interest income, which was partially offset by increases in non-interest expenses and income taxes of $20,000 and $148,000, respectively.

         INTEREST INCOME. Total interest income increased $286,000 or 5.3% to $5.75 million for the three months ended September 30, 1999 from $5.46 million for the same 1998 period. The increase was the result of a $16.9 million, or 5.4%, increase in average interest-earning assets between the periods. Yield remained constant at 6.93% for both periods. The increase in the average balance was the result of loan originations and securities purchased during the past twelve months funded by the net proceeds of the Company's initial public stock offering and increased borrowed money.

         Interest income on loans increased by $242,000 or 9.3% to $2.8 million during the three months ended September 30, 1999 when compared with $2.6 million for the same 1998 period. The increase during the 1999 period resulted from an increase of $17.0 million, or 12.4%, in the average balance of loans outstanding, which was sufficient to offset a 22 basis point decrease to 7.39% in the yield earned on the loan portfolio. The increased average balance was the result of strong lending volume. The decreased yield is the result of lower rates obtained on originations as well as downward interest rate adjustments on the Bank's adjustable-rate mortgage loans.

         Interest on mortgage-backed securities, all of which are held-to-maturity, increased $31,000 or 1.5%, to $1.98 million during the three months ended September 30, 1999 when compared with $1.95 million for the same 1998 period. The increase during the 1999 period resulted from an increase of 10 basis points to 6.56%, in yield. The average balance of mortgage-backed securities was substantially unchanged between the periods.

         Interest earned on investment securities, including both available-for-sale and held-to-maturity issues, increased by $47,000, or 6.4%, to $781,000 during the three months ended September 30, 1999, when compared to $734,000 during the same 1998 period, primarily due to an increase of $3.3 million, or 7.7%, in the average balance of such assets, which more than offset an 8 basis point decrease to 6.72% in the yield earned. The increase in average balance was the result of purchases of securities exceeding calls and maturities thereof. The decrease in yield was the result of the lower rates available on securities purchased and calls of higher yielding issues.

         Interest on other interest-earning assets decreased $34,000, or 20.1%, to $135,000 during the three months ended September 30, 1999 as compared to $169,000 for the same 1998 period. The decrease was due to a decrease of $3.4 million, or 24.3%, in the average balance of such assets, partially offset by a 27 basis point increase in yield. The reduced usage of lower yielding short-term deposits in other banks was responsible for both the reduced average balance and increased yield.

         Interest Expense. Interest expense on deposits decreased $348,000, or 14.0%, to $2.1 million during the three months ended September 30, 1999 when compared to $2.5 million during the same 1998 period. Such decrease was primarily attributable to a decrease of 35 basis points, to 3.90%, in the cost of interest-bearing deposits, along with a $14.3 million, or 6.1%, decrease in the average balance thereof. The decrease in cost is due to lower interest rates paid on deposits. The average cost of certificates of deposit was 5.01% for the three months ended September 30, 1999 as compared to 5.41% for the same 1998 period. The average cost of non-certificate deposits decreased to 1.89 % for the three months ended September 30, 1999 as compared to 2.43% for the same prior year period.

         Interest expense on borrowed money increased by $145,000, or 20.0%, to $871,000 during the three months ended September 30, 1999 when compared with $726,000 during the same 1998 period, primarily due to an increase of $9.4 million, or 18.6%, in the average balance of borrowings outstanding from the FHLB, along with a 7 basis point increase to 5.79% in the cost of borrowed money. During the three months ended September 30, 1999, the Bank repaid $6.3 million in borrowings ($6.0 million of which were short-term borrowings) having an average interest rate of 5.28% and obtained $8.0 million in short-term borrowings with an average interest rate of 5.86%.

         Net Interest Income. Net interest income increased $489,000 or 21.8% during the three months ended September 30, 1999, when compared with the same 1998 period. Such increase was due to an increase in total interest income of $286,000, along with a decrease in total interest expense of $203,000. The net interest rate spread increased to 2.63% in 1999 from 2.42% in 1998. The increase in the interest rate spread resulted entirely from a decrease of 21 basis points in the cost of interest-bearing liabilities, as there was no change in the yield on interest-earning assets. Additionally, net interest income improved due to the additional income generated by a $16.9 million increase in average interest-earning assets and the reduced cost incurred by a $4.9 million decrease in average interest-bearing liabilities.

         Provision for Loan Losses. During the three months ended September 30, 1999, the Bank did not record a provision for loan losses as the existing balance of the allowance for loan losses was considered adequate. During the three months ended September 30, 1998, the Bank recorded a recapture of the provision for loan losses of $19,000. The recapture was the result of the adjustment of the balance of the allowance for loan losses, based upon management's quarterly analysis, to $1.84 million at September 30, 1998 from $1.86 million at June 30, 1998. There were no loan charge-offs or recoveries during the three months ended September 30, 1999 and 1998. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 1999 and 1998, loans delinquent ninety days or more totalled $883,000 and $2.0 million, respectively, representing 0.57% and 1.42%, respectively, of total loans. At September 30, 1999, the allowance for loan losses stood at $1.4 million, representing 0.91% of total loans and 158.6% of loans delinquent ninety days or more. At December 31, 1998, the allowance for loan losses stood at $1.72 million, representing 1.20% of total loans and 82.4% of loans delinquent ninety days or more. At September 30, 1998, the allowance for loan losses stood at $1.84 million, representing 1.31% of total loans and 91.7% of loans delinquent ninety days or more. The Bank monitors its loan portfolio on a continuing basis and intends to continue to provide for loan losses based on its ongoing review of the loan portfolio and general market conditions.

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

         The allowance for loan losses includes specific, general and unallocated allowances of $115,000, $872,000 and $413,000, respectively, at
September   30,  1999,   as  compared  to  $492,000,   $817,000  and   $408,000,
respectively, at December 31, 1998. The $377,000 decrease in the specific allowance from December 31, 1998, is primarily the result of the final resolution of $694,000 impaired construction loan, which was assigned a specific allowance of $347,000 at December 31, 1998.

         Non-Interest Income. Non-interest income decreased $6,000, or 4.5%, to $128,000 during the three months ended September 30, 1999 from $134,000 during the same 1998 period.

         Non-Interest Expenses. Non-interest expenses increased by $20,000, or 1.2%, to $1.65 million during the three months ended September 30, 1999 when compared with $1.63 million during the same 1998 period. Salaries and employee benefits, the largest component of non-interest expenses, increased $49,000, or 6.6%, to $792,000 during the three months ended September 30, 1999 from $743,000 during the prior year quarter. All other elements of non-interest expense remained little changed at $860,000 and $888,000 during the three months ended September 30, 1999 and 1998, respectively.

         Income Taxes. Income tax expense totalled $425,000, or 35.2% of income before income taxes, during the three months ended September 30, 1999 as compared to $278,000, or 36.3% of income before income taxes, during the comparable 1998 period.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Net Income. Net income increased $790,000 or 53.4% to $2.3 million for the nine months ended September 30, 1999 compared with $1.5 million for the same 1998 period. The increase in net income during the 1999 period resulted primarily from a $1.5 million increase in net interest income, which was partially offset by increases in non-interest expenses and income taxes of $230,000 and $463,000, respectively.

         Interest Income. Total interest income increased $1.1 million, or 6.9%, to $17.0 million for the nine months ended September 30, 1999 from $15.9 million for the same 1998 period. The increase was the result of a $27.9 million, or 9.3%, increase in average interest-earning assets between the periods, which more than offset a 15 basis point decline in yield. The increase in the average balance was the result of loan originations and securities purchased during the past twelve months funded by the net proceeds of the Company's initial public stock offering and increased borrowed money. The decrease in yield was the result of lower rates obtained on loans originated and securities purchased since September 30, 1998.

         Interest income on loans increased by $1.0 million, or 13.8%, to $8.36 million during the nine months ended September 30, 1999 when compared with $7.35 million for the same 1998 period. The increase during the 1999 period resulted from an increase of $22.5 million, or 17.9%, in the average balance of loans outstanding, which was sufficient to offset a 27 basis point decrease to 7.54% in the yield earned on the loan portfolio. The increased average balance was the result of strong lending volume. The decreased yield is the result of lower rates obtained on originations as well as downward interest rate adjustments on the Bank's adjustable-rate mortgage loans.

Interest on mortgage-backed securities, all of which are held-to-maturity, decreased $251,000 or 4.1%, to $5.8 million during the nine months ended September 30, 1999 when compared with $6.1 million for the same 1998 period. The decrease during the 1999 period resulted from decreases of $4.1 million, or 3.3%, in the average balance of mortgage-backed securities and 15 basis points, to 6.47%, in yield. The decreased average balance is the result of repayments of mortgage-backed securities exceeding purchases. The decrease in yield is the result of repayments on higher yielding securities and the lower interest rates obtained on securities purchased since September 30, 1998, many of which were adjustable rate issues with customarily low initial interest rates.

         Interest earned on investment securities, including both available-for-sale and held-to-maturity issues, increased by $417,000, or 21.2%, to $2.4 million during the nine months ended September 30, 1999, when compared to $2.0 million during the same 1998 period, primarily due to an increase of $9.7 million, or 25.3%, in the average balance of such assets, which more than offset a 22 basis point decrease to 6.66% in the yield earned. The increase in average balance was the result of purchases of securities exceeding calls and maturities thereof. The decrease in yield was the result of the lower rates available on securities purchased and calls of higher yielding issues.

         Interest on other interest-earning assets increased $8,000 or 1.7% to $485,000 during the nine months ended September 30, 1999 as compared to $477,000 for the same 1998 period. The increase was due to an increase of 13 basis points in the yield of other interest-earning assets, which more than offset a $125,000, or 1.0%, decline in the average balance of such assets.

         Interest Expense. Interest expense on deposits decreased $891,000 or 12.1% to $6.4 million during the nine months ended September 30, 1999 when compared to $7.4 million during the same 1998 period. Such decrease was primarily attributable to a decrease of 38 basis points, to 3.89%, in the cost of interest-bearing deposits, along with a $7.9 million, or 3.5%, decrease in the average balance thereof. The decrease in cost is due to lower interest rates paid on deposits. The average cost of certificates of deposit was 5.01% for the nine months ended September 30, 1999 as compared to 5.46% for the same 1998 period. The average cost of non-certificate deposits decreased to 1.90 % for the nine months ended September 30, 1999 as compared to 2.36% for the same prior year period.

         Interest expense on borrowed money increased by $530,000, or 34.3%, to $2.38 million during the nine months ended September 30, 1999 when compared with $1.85 million during the same 1998 period, primarily due to an increase of $13.5 million, or 32.0%, in the average balance of borrowings outstanding from the FHLB, which was sufficient to offset a 14 basis point decrease to 5.67% in the cost of borrowed money. During the nine months ended September 30, 1999, the Bank repaid $5.3 million in long-term borrowings having an average interest rate of 6.40% and obtained $15.0 million in borrowings with five to ten year maturities with an average interest rate of 5.54% and $11.0 million in short-term borrowings with an average rate of 5.71%.

         Net Interest Income. Net interest income increased $1.5 million, or 21.7%, during the nine months ended September 30, 1999, when compared with the same 1998 period. Such increase was due to an increase in total interest income of $1.1 million, along with a decrease in total interest expense of $361,000. The net interest rate spread increased to 2.68% in 1999 from 2.57% in 1998. The increase in the interest rate spread resulted from a decrease of 26 basis points in the cost of interest-bearing liabilities which more than offset a 15 basis point decrease in the yield on interest-earning assets. Additionally, net interest income improved due to the additional income generated by a $27.9 million increase in average interest-earning assets, which more than offset the additional cost incurred by a $5.6 million increase in average interest-bearing liabilities.

         Provision for Loan Losses. During the nine months ended September 30, 1999, the Bank did not record a provision for loan losses as the existing balance of the allowance for loan losses was considered adequate. During the nine months ended September 30, 1998, the Bank recorded a recapture of the provision for loan losses of $41,000. The recapture was the result of the adjustment of the balance of the allowance for loan losses, based upon management's quarterly analysis, to $1.84 million at September 30, 1998 from $1.89 million at December 31, 1997. During the nine months ended September 30, 1999, there was a $316,000 charge-off related to the final resolution of a
$694,000 construction loan and no loan recoveries. There were no loan charge-offs or recoveries during the nine months ended September 30, 1998. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 1999 and 1998, loans delinquent ninety days or more totalled $883,000 and $2.0 million, respectively, representing 0.57% and 1.42%, respectively, of total loans. At September 30, 1999, the allowance for loan losses stood at $1.4 million, representing 0.91% of total loans and 158.6% of loans delinquent ninety days or more. At December 31, 1998, the allowance for loan losses stood at $1.72 million, representing 1.20% of total loans and 82.4% of loans delinquent ninety days or more. At September 30, 1998, the allowance for loan losses stood at $1.84 million, representing 1.31% of total loans and 91.7% of loans delinquent ninety days or more. The Bank monitors its loan portfolio on a continuing basis and intends to continue to provide for loan losses based on its ongoing review of the loan portfolio and general market conditions.

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

         The allowance for loan losses includes specific, general and unallocated allowances of $115,000, $872,000 and $413,000, respectively, at
September   30,  1999,   as  compared  to  $492,000,   $817,000  and   $408,000,
respectively, at December 31, 1998. The $377,000 decrease in the specific allowance from December 31, 1998, is primarily the result of the final resolution of the aforementioned $694,000 impaired construction loan, which was assigned a specific allowance of $347,000 at December 31, 1998.

         Non-Interest Income. Non-interest income increased $64,000 or 16.2% to $458,000 during the nine months ended September 30, 1999 from $394,000 during the same 1998 period. The 1999 amount includes a $35,000 gain on the sale of a security available for sale.

         Non-Interest Expenses. Non-interest expenses increased by $230,000, or 4.7%, to $5.1 million during the nine months ended September 30, 1999 when compared with $4.9 million during the same 1998 period. Salaries and employee benefits, the largest component of non-interest expenses, increased $122,000, or 5.4%, to $2.4 million during the nine months ended September 30, 1999 from $2.3 million during the prior year period. Other expenses increased $108,000, or 7.8%, to $1.5 million during the nine months ended September 30, 1999, from $1.4 million during the comparable prior year period, primarily due to the additional costs incurred as the result of being a public company. All other elements of non-interest expense remained little changed at $1.23 million during each of the nine months ended September 30, 1999 and 1998, respectively.

         Income Taxes. Income tax expense totalled $1.26 million, or 35.7% of income before income taxes, during the nine months ended September 30, 1999 as compared to $795,000, or 35.0% of income before income taxes, during the comparable 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's and Bank's primary sources of funds on a long-term and short-term basis are deposits, principal and interest payments on loans, mortgage-backed and investment securities and FHLB borrowings. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features on debt securities are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's currently required liquidity ratio is 4.0%. At September 30, 1999, the Bank's regulatory liquidity ratio was 24.98%.

         At September 30, 1999, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $35.7 million, or 10.5% of total adjusted assets, which is above the required level of $5.1 million, or 1.5%; core capital of $35.7 million, or 10.5% of total adjusted assets, which is above the required level of $13.6 million, or 4.0%; and risk-based capital of $37.1 million, or 27.7% of risk-weighted assets, which is above the required level of $10.7 million, or 8.0%.

         The Company's most liquid assets are cash and cash equivalents and securities available for sale. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At September 30, 1999, cash and cash equivalents and securities available for sale totalled $8.8 million, or 2.5% of total assets.

         The Bank has other sources of liquidity if a need for additional funds arises, including FHLB borrowings. At September 30, 1999, the Bank had $62.7 million in borrowings outstanding from the FHLB. Depending on market conditions, the pricing of deposit products and FHLB borrowings, the Bank may continue to rely on FHLB borrowings to fund asset growth.

         On August 3, 1999, the Company announced that it had received regulatory approval to repurchase up to 277,067 shares, or 15% of its outstanding common stock from shareholders other than West Essex Bancorp, M.H.C. As of September 30, 1999, 183,384 shares have been repurchased in open market transactions at a cost of $1.8 million.

         At September 30, 1999, the Bank had commitments to originate and purchase loans and fund unused outstanding lines of credit and undisbursed proceeds of construction mortgages totalling $8.8 million. The Bank anticipates that it will have sufficient funds available to meet its current commitments. Certificate accounts, including Individual Retirement Account accounts, which are scheduled to mature in less than one year from September 30, 1999, totalled $115.9 million. The Bank expects that substantially all of the maturing certificate accounts will be retained by the Bank.

         The initial impact of the Reorganization and Offering on the liquidity and capital resources of the Company was to substantially increase the liquid assets of the Company and the capital base on which the Company operates. Subsequently, a substantial majority of the Offering proceeds was invested in readily marketable investment grade securities. The additional capital resulting from the Offering increased the capital bases of the Company and the Bank. At September 30, 1999, the Company and the Bank had total equity, determined in accordance with generally accepted accounting principles, of $46.7 million and $40.5 million, respectively, or 13.5% and 11.8%, respectively, of total assets. The Bank's regulatory tangible capital at that date, which excludes intangible assets of $4.8 million and unrealized securities losses, net of deferred income taxes, of $17,000, was $35.7 million, or 10.5% of adjusted total assets. An institution with a ratio of tangible capital to adjusted total assets of greater than or equal to 5.0% is considered to be "well-capitalized" pursuant to OTS regulations.

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

         The Company also realizes that its ability to be Year 2000 compliant is dependent upon the cooperation of its vendors. The Company has received representations from its primary third party vendors that they have resolved all mission critical Year 2000 problems in their software and hardware areas. The
Company has completed its end to end testing with its primary third party service bureau. The testing was completed on two consecutive Sundays in March of this year. All offices and departments of the Company were present to test their respective areas. All of the testing was completed by each office and area without a problem. The Company will do final testing of its Year 2000 contingency plan in each of its offices during the month of November. This testing will primarily deal with how operations will continue in the event of a loss of power or loss of communications with its primary third party service bureau. The Company has also received certification from its primary third party service bureau that it has passed end to end testing. In addition, all of the ATM machines owned by the Company have had their software upgraded and are now also Year 2000 compliant.

Year 2000 Plan Costs

         The Company believes that its costs related to Year 2000 remediation will be approximately $185,000. To date, the Company has spent approximately $140,000 of this amount on various hardware and software upgrades and has completely remediated its mission critical systems. There can be no assurances, however, that the Company's internal actions or the performance by third party vendors will be effective to remedy all potential problems. To the extent the Company's systems are affected by third party vendors, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. Further, any Year 2000 failure on the part of the Company's customers or third party vendors could result in additional expense or loss to the Company.

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

Pending Legislation

         Pending legislation designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed an application for that purpose after than date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. Rather, these companies will have authority to engage in the activities permitted "a financial holding company" under the new legislation, including insurance and securities-related activities, and the activities currently permitted for multiple savings and loan holding companies, but generally not in commercial activities. The authority for unrestricted activities is grandfathered for unitary savings and loan holding companies, such as the Company, that existed prior to May 4, 1999. However, the authority for unrestricted activities would not apply to any company that acquired the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         There have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of December 31, 1998, in the Company's Annual Report on Form 10-K, to September 30, 1999.

                            WEST ESSEX BANCORP, INC.
                           PART II . OTHER INFORMATION

                               September 30, 1999

ITEM 1. LEGAL PROCEEDINGS
        -----------------

         The Company and the Bank are parties to various litigation which arises primarily in the ordinary course of business. A case before the Superior Court of New Jersey related to condominium construction loans has been settled. The disposition of this litigation did not have a material effect on the consolidated financial position or operations of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        -----------------------------------------

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

         None.

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

(b)      Reports on Form 8-K:

                  On August 4, 1999, the Company filed a Form 8-K in regard to its August 3, 1999 press release announcing that the Company had received regulatory clearance to repurchase up to 15% of its outstanding common shares held by shareholders other than West Essex Bancorp, M.H.C.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WEST ESSEX BANCORP, INC.

DATE:  November 12, 1999            BY    /s/Leopold W. Montanaro
                                          -----------------------
                                          Leopold W. Montanaro
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

DATE:  November 12, 1999            BY:   /s/Dennis A. Petrello
                                          ---------------------
                                          Dennis A. Petrello
                                          Executive Vice President and
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)