Form 10-K
period 1999-12-31
WEST ESSEX BANCORP INC
filed 2000-03-30
CIK 1063438

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                   Annual report pursuant to Section 13 of the Securities Exchange Act of 1934, as amended

                   For the fiscal year ended December 31, 1999
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
amendment to this Form 10-K. Yes X   No

         The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $12,516,894 based upon the last sales price of $9.00 as listed on The Nasdaq National Market for March 20, 2000. Solely for purposes of this calculation, the shares held by West Essex Bancorp, M.H.C. and the directors and officers of the registrant are deemed to be shares held by affiliates.

         The number of shares of Common Stock outstanding as of March 20, 2000 is: 4,038,357.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the 1999 Annual Report to Shareholders and the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2000 are incorporated herein by reference to Parts II and III, respectively, of this Form 10-K.

                                      INDEX
                                                                           PAGE
                                     PART I

Item 1.      Business......................................................   1
Item 2.      Properties....................................................  36
Item 3.      Legal Proceedings.............................................  36
Item 4.      Submission of Matters to a Vote of Security Holders...........  37

                                    PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters...........................................  37
Item 6.      Selected Financial Data.......................................  37
Item 7.      Management's Discussion and Analysis of Financial ............  37
             Condition and Results of Operations...........................  37
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk....  37
Item 8.      Financial Statements and Supplementary Data...................  37
Item 9.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure........................  37

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant............  38
Item 11.     Executive Compensation........................................  38
Item 12.     Security Ownership of Certain Beneficial Owners
             and Management................................................  38
Item 13.     Certain Relationships and Related Transactions................  38

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
             on Form 8-K...................................................  38

SIGNATURES

Item 1.  Business.
------------------

General

         West Essex Bancorp, Inc. (the "Company") became the federally chartered stock holding company for West Essex Bank (the "Bank"), a federally chartered stock savings bank on October 2, 1998 in connection with the conversion of the Bank from the mutual to stock form and reorganization of the Bank into a mutual holding company structure ("Reorganization"). In connection with the Reorganization, West Essex Bancorp, M.H.C. (the "MHC") was organized and became a majority holder of the Company's outstanding common stock. The Company, the Bank and the MHC are regulated by the Office of Thrift Supervision (the "OTS"). The Bank is a federally chartered savings bank and is wholly-owned by the Company. The Company is a savings and loan holding company and is subject to regulation by the OTS, the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Bank. Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Bank. At December 31, 1999, the Company had total assets of $348.3 million, total deposits of $235.0 million and total stockholders' equity of $47.1 million.

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

         The Bank faces significant competition both in making loans and in attracting deposits. The State of New Jersey has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Bank, all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies and insurance companies. These companies compete aggressively through advertising and by cutting interest rates on loans. The Bank has sought to compete for loans by advertising in local papers, developing contacts with local real estate brokers, and providing cash incentives to its retail and mortgage origination staff to attract loans to the Bank. In addition, the Bank is affiliated with several mortgage brokers who, for a fee, provide the Bank with loans. The Bank does not attempt to compete by offering interest rates below those offered by its competitors, but does endeavor to keep its interest rates competitive in that the Bank's rates are neither higher nor lower than rates generally available from the Bank's competitors in its market area. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions. The Bank faces additional competition for deposits from short-term money market funds, common stock, other corporate and government securities funds and from other financial service institutions such as brokerage firms and insurance companies.

Lending Activities

         Loan Portfolio Composition. The Bank's loan portfolio consists primarily of first mortgage loans secured by one- to four-family residences. At December 31, 1999, the Bank had total loans receivable of $156.2 million, of which $122.7 million were one- to four-family, residential mortgage loans, equalling 78.5% of the Bank's total loans receivable. At such date, the remainder of the Bank's loan portfolio consisted primarily of: $13.0 million of commercial real estate loans or 8.3% of total loans receivable; $14.4 million of home equity loans and lines of credit, or 9.2% of total loans receivable; $1.7 million of multi-family residential loans, or 1.1% of total loans receivable; $3.8 million of construction and development loans, or 2.4% of total loans receivable; and $617,000 of consumer loans, or 0.4% of total loans receivable, consisting primarily of loans on passbook deposit accounts and automobile loans.

         The types of loans that the Bank may originate are subject to federal and state laws and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies. In recent years, the Bank has aggressively sought to increase its originations of mortgage loans and has sought to purchase loans and loan participations. This has resulted in total loans increasing from $116.1 million at December 31, 1997 to $143.0 million at December 31, 1998 and $156.2 million at December 31, 1999.

         The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                              At December 31,
                                              -------------------------------------------------------------------------------------

                                                      1999                1998                 1997                 1996
                                              --------------------- -------------------- -------------------- --------------------

                                                          Percent              Percent              Percent              Percent
                                               Amount    of Total    Amount    of Total   Amount    of Total   Amount    of Total
                                               ------    --------    ------    --------   ------    --------   ------    --------
Mortgage Loans:
  Residential:
   One- to four-family......................   $122,680     78.54%   $114,690    80.20%    $87,489    75.34%    $60,741    71.88%
   Multi-family.............................      1,693       1.08      1,943      1.36      2,004      1.73      2,068      2.45
   Home equity loans and lines(1)...........     14,382       9.21      9,631      6.73      8,554      7.37      6,653      7.87
   Commercial real estate...................     12,965       8.30     11,589      8.11     10,695      9.21     12,275     14.53
   Construction and development.............      3,819       2.45      4,394      3.07      6,485      5.58      2,080      2.46
                                               --------     -----    --------     -----     -------    -----     -------    -----
      Total mortgage loans..................    155,539      99.58    142,247     99.47    115,227     99.23     83,817     99.19
                                               --------     -----    --------    -----     -------    -----     -------    -----
 Commercial loans............................        40       0.02         49      0.04         59      0.05         87      0.10
                                               --------     -----    --------    -----     -------    -----     -------    -----
 Consumer Loans:
    Passbook or certificate.................        341       0.22        401      0.28        550      0.47        427      0.51
    Other....................................       276       0.18        305      0.21        291      0.25        168      0.20
                                               --------     -----    --------    -----     -------    -----     -------    -----
      Total consumer loans..................        617       0.40        706      0.49        841      0.72        595      0.71
                                               --------     -----    --------    -----     -------    -----     -------    -----
  Total loans receivable....................    156,196    100.00%    143,002    100.00%   116,127    100.00%    84,499    100.00%
                                                           ======                ======               ======               ======

  Less:
    Construction loans in process...........    (1,886)               (1,311)              (1,437)                (440)
    Allowance for loan losses...............    (1,400)               (1,717)              (1,885)              (1,564)
    Deferred loan fees, net.................        366                   298                 (70)                (361)
                                               --------              ---------            -------              -------

  Loans receivable, net.....................   $153,276              $140,272             $112,735              $82,134
                                               ========              ========             ========              =======

                                                         1996
                                                  --------------------
                                                             Percent
                                                   Amount    of Total
                                                   ------    --------
Mortgage Loans:
  Residential:
   One- to four-family......................      $65,002    74.50%
   Multi-family.............................        1,115     1.28
   Home equity loans and lines(1)...........        4,388     5.03
   Commercial real estate...................       12,707    14.56
   Construction and development.............        3,032     3.47
                                                  -------    -----
      Total mortgage loans..................       86,244    98.84
                                                  -------    -----
 Commercial loans............................         234     0.27
                                                  -------    -----
 Consumer Loans:
    Passbook or certificate.................          543     0.62
    Other....................................         234     0.27
                                                  -------    -----
      Total consumer loans..................          777     0.89
                                                  -------    -----
  Total loans receivable....................       87,255   100.00%
                                                            ======

  Less:
    Construction loans in process...........         (592)
    Allowance for loan losses...............       (1,200)
    Deferred loan fees, net.................         (432)
                                                  -------
    Loans receivable, net...................      $85,031
                                                  =======

(1) Includes second mortgage loans other than home equity loans of $-0-, $-0-, $63,000, $74,000 and $91,000 at December 31, 1999, 1998, 1997, 1996 and
     1995.

         Loan Maturity. The following table shows the remaining contractual maturity of the Bank's loans at December 31, 1999. The table does not include the effect of future principal repayments or prepayments.

                                                                           At December 31, 1999
                                                  -------------------------------------------------------------------------

                                                  One- to                Equity                 Construction
                                                   Four-       Multi-   Loans and    Commercial      and
                                                  Family       Family    Lines      Real Estate  Development   Commercial
                                                  ------       ------    -----      -----------  -----------   ----------
                                                                             (In thousands)
Amounts due:
    One year or less...........................   $  398        $ --      $ 151         $ --     $ 3,259           $-
                                                --------      ------    -------      -------     -------          ---
    After one year:
       More than one year to three years.......      893          38        163          333         490           --
       More than three years to five years.....    1,279         267      1,412        1,084          --            2
       More than five years to ten years.......    8,413          --      3,537        2,273          30           38
       More than 10 years to 20 years..........   26,550       1,204      8,348        8,307          --           --
        More than 20 years.....................   85,147         184        771          968          40           --
                                                --------      ------    -------      -------     -------          ---

    Total due after one year...................  122,282       1,693     14,231       12,965         560           40
                                                --------      ------    -------      -------     -------          ---
    Total due..................................  122,680       1,693     14,382       12,965       3,819           40
          Less:
              Loans in process.................       --          --         --           --      (1,886)          --
              Deferred loan (fees) costs.......      340           5         --           36         (15)          --
              Allowance for loan losses........     (927)        (29)      (198)        (180)        (58)          --
                                                --------      ------    -------      -------     -------          ---
       Loans receivable, net................... $122,093      $1,669    $14,184      $12,821     $ 1,860          $40
                                                ========      ======    =======      =======     =======          ===
                                                   -----------------
                                                                Total
                                                   Consumer     Loans
                                                   --------     -----
Amounts due:
    One year or less...........................      $356      $ 4,164
                                                     ----      -------
    After one year:
       More than one year to three years.......       123        2,040
       More than three years to five years.....       138        4,182
       More than five years to ten years.......        --       14,291
       More than 10 years to 20 years..........        --       44,409
       More than 20 years......................        --       87,110
                                                      ---      -------
    Total due after one year...................       261      152,032
                                                      ---      -------

    Total due..................................       617      156,196
          Less:
              Loans in process.................        --       (1,886)
              Deferred loan (fees) costs.......        --          366
              Allowance for loan losses........       (8)       (1,400)
                                                      ---       ------
       Loans receivable, net...................      $609     $153,276
                                                     ====     ========

         The following table sets forth, at December 31, 1999, the dollar amount of loans contractually due after December 31, 2000, and whether such loans have fixed interest rates or adjustable interest rates.

                                                                         Due After December 31, 2000
                                                           -------------------------------------------------------
                                                             Fixed                Adjustable                Total
                                                           --------                 -------               --------
                                                                               (In thousands)
Mortgage loans:
   One- to four-family......................                $85,773                 $36,509               $122,282
   Multi-family.............................                  1,693                      --                  1,693
   Equity loans and lines...................                 10,077                   4,154                 14,231
   Commercial real estate...................                 11,467                   1,498                 12,965
   Construction and development.............                    290                     270                    560
                                                           --------                 -------               --------
     Total mortgage loans...................                109,300                  42,431                151,731
Commercial loans............................                     40                      --                     40
Consumer loans..............................                    227                      34                    261
                                                           --------                 -------               --------

       Total loans .........................               $109,567                 $42,465               $152,032
                                                           ========                 =======               ========


         Origination, Purchase and Servicing of Loans. The Bank's mortgage lending activities are conducted primarily by its loan personnel operating in all of the Bank's branch offices. All loans originated by the Bank, either through internal sources or through loan brokers, are underwritten by the Bank pursuant to the Bank's policies and procedures. The Bank's underwriting policies, guidelines and procedures are modeled after those of FNMA and FHLMC. The Bank originates both adjustable-rate and fixed-rate loans. The Bank's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. It is the general policy of the Bank to retain all loans originated in its portfolio. The Bank currently retains the servicing for all loans originated in its portfolio. The Bank has faced significant competition for loans in its market area. Until 1996, the Bank had relied solely upon its own mortgage staff to originate loans and depended primarily upon getting loans from the Bank's customer base. The Bank did not aggressively advertise, nor did it pay brokers to introduce loans to the Bank. Since 1996, the Bank has sought to compete more aggressively for loans. To that end, the Bank began paying its retail and mortgage loan origination staff cash incentives based upon loan originations and has significantly increased its advertising in its local market area. The Bank has also begun working with mortgage brokers and paying them fees in return for referring loan applicants to the Bank. The Bank's efforts have enabled it to substantially increase loan originations since 1996. Specifically, the Bank originated $42.2 million in mortgage loans in 1999, $50.5 million in 1998 and $46.4 million in 1997.

         During the years ended December 31, 1999 and December 31, 1998, the Bank originated $34.5 million and $45.8 million of one- to four-family loans, respectively, including home equity loans and lines of credit. Based upon the Bank's investment needs and market opportunities, the Bank has, on occasion, purchased loans, primarily one- to four-family loans, or participated in loans, primarily multi-family loans through the Thrift Institutions Community Investment Corporation of New Jersey ("TICIC"). At December 31, 1999, the Bank had nine loan participations through TICIC totalling $2.0 million. The Bank has in its loan portfolio loans generated by third-party mortgage companies which were underwritten pursuant to the Bank's policies, and closed in the name of the Bank.

         The following table sets forth the Bank's loan originations, purchases, and principal repayments for the periods indicated. The Bank sold no loans during the periods indicated.

                                                                                         For the Years Ended
                                                                                            December 31,
                                                                                  ---------------------------------
                                                                                    1999         1998        1997
                                                                                  --------    --------     --------
Beginning balance.............................................................    $143,002    $116,127     $ 84,499
                                                                                  --------    --------     --------
  Purchases--Multi-family mortgage loans.......................................        970         281           --
                                                                                  --------    --------     --------
  Loans originated:
    Mortgage  loans:
       One- to four-family....................................................      25,440      41,194       35,017
       Multi-family...........................................................         455          --           --
       Home equity lines......................................................       9,022       4,644        4,330
       Commercial real estate.................................................       2,485       2,310        1,436
       Construction and land development......................................       4,803       2,317        5,610
                                                                                  --------    --------     --------
           Total mortgage loans...............................................      42,205      50,465       46,393
                                                                                  --------    --------     --------
    Consumer loans:
       Passbook loans.........................................................         725         371          477
       Automobile.............................................................         116         167          222
       Credit lines(1)........................................................         141           3           28
                                                                                    -------    --------     --------
           Total consumer loans...............................................         982         541          727
                                                                                   --------    --------     --------

    Loans made to facilitate the sale of
      real estate owned.......................................................          --          --           --
                                                                                  --------    --------     --------
           Total originations.................................................      43,187      51,006       47,120
                                                                                  --------    --------     --------
  Loans transferred to real estate owned......................................        (309)         --        (680)
                                                                                  --------    --------     --------
    Principal repayments and other, net.......................................    (30,654)     (24,412)    (14,812)
                                                                                  --------    --------     --------
Ending balance................................................................    $156,196    $143,002     $116,127
                                                                                  ========    ========     ========

         One- to Four-Family Mortgage Lending. The Bank offers both fixed-rate and adjustable-rate mortgage loans ("ARM") secured by one- to four-family residences with maturities of up to 30 years. Loan originations are generally obtained from the Bank's retail and loan origination staff, from local real estate agents, from wholesale brokers and their contacts in the Bank's local real estate industry, from existing or past customers and through referrals from members of the local communities and advertising. One- to four-family mortgage loans are generally underwritten in accordance with FHLMC/FNMA standards. At December 31, 1999, one- to four-family mortgage loans totalled $122.7 million, or 78.5% of the Bank's total loans receivable. Of the Bank's mortgage loans secured by one- to four-family residences, $86.2 million, or 70.2%, were fixed-rate loans and $36.5 million or 29.8% were ARM loans.

         The Bank currently offers fixed-rate mortgage loans with terms from 10 to 30 years. The Bank generally retains for its portfolio all loans it originates. The Bank also offers ARM loan programs made for terms of 30 years with interest rates which adjust periodically. The Bank's ARM loans generally provide for periodic (not more than 2.0% over the existing interest rate) and overall (not more than 6.0%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The interest rate adjustment on these loans is indexed to the one-year U.S. Treasury CMT Index with a repricing margin of 2.75% above the index.

         The origination of adjustable-rate residential mortgage loans, as opposed to fixed-rate residential mortgage loans, helps reduce the Bank's interest rate exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the credit risk associated with the Bank's adjustable-rate loans but also limit the interest rate sensitivity of its adjustable-rate mortgage loans.

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

         In an effort to provide financing for first-time home buyers, the Bank offers a first-time home buyers program. This program offers one- to four-family residential mortgage loans to qualified individuals. These loans are originated using the Bank's standard underwriting guidelines. With respect to loans granted under this program, the Bank originates these loans in amounts up to 95% of the lower of the appraised value or selling price of the property securing the loan. In addition, the Bank also participates in the First Home Club Program through the FHLB-NY, which benefits low income first time homebuyers.

         Home Equity Loans. The Bank offers fixed-rate home equity loans and floating rate home equity lines of credit in amounts of up to $150,000. Loans in excess of $150,000 may be made with Board approval. Home equity loans have fixed rates of interest with terms of up to 20 years. Interest rates on such loans will vary depending on the amortization period chosen by the borrowers. Home equity lines of credit have adjustable-rates of interest, which may adjust on a monthly basis. The adjustable-rate of interest charged on such loans is indexed to the prime rate as published in The Wall Street Journal. Currently, home equity lines of credit originated at this time bear a maximum lifetime interest rate cap of 14.0%. The maximum combined loan-to-value ("LTV") ratio on home equity loans and equity lines of credit is 70%; however, this policy provides that management has the discretion to make such real estate loans in excess of 70%. At December 31, 1999, the Bank had in its loan portfolio an aggregate of $19.4 million of home equity loans and equity lines of credit, of which $10.3 million were fixed-rate home equity loans and $9.1 million were equity lines of credit. Of the $9.1 million equity lines of credit, $5.0 million was drawn upon such loans at December 31, 1999. The underwriting standards employed by the Bank for home equity loans and lines of credit include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration. The Bank's home equity loans and lines of credit are secured by first or second liens on one- to four-family residences and condominiums located in the Bank's primary market area.

         Commercial Real Estate and Multi-Family Lending. The Bank also originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small shopping centers located in northern New Jersey. The Bank's multi-family and commercial real estate underwriting policy provides that such real estate loans may be made in amounts up to 65% of the appraised value of the property; however, this policy provides that management has the discretion to make such real estate loans in excess of 65% of the appraised value of the property. The Bank's multi-family and commercial real estate lending is limited by the regulatory loans-to-one borrower limit which at December 31, 1999 was $5.7 million. The Bank currently originates multi-family and commercial real estate loans, generally with terms of up to 20 years and has developed a variety of programs, including balloon-type and adjustable mortgages, indexed to the FHLB advance rate, the Prime Rate and the U.S.
Treasury Bill rate. The Bank's multi-family and commercial real estate loans have fixed or adjustable rates of interest that adjust periodically and are indexed to either the prime rate as published in The Wall Street Journal or the U.S. Treasury Bill. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.15. In addition, environmental impact surveys may be required for multi-family and commercial real estate loans. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. The Bank may not require a personal guarantee on such loans depending on the creditworthiness of the borrower and the amount of the downpayment and other mitigating circumstances. The Bank's multi-family real estate loan portfolio at December 31, 1999 was $1.7 million, or 1.1%, of total loans receivable and the Bank's commercial real estate loan portfolio at such date was $13.0 million, or 8.3%, of total loans receivable.

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

         Construction and Development Lending. The Bank originates construction and development loans for the development of one- to four-family residences. Such loans are made principally to licensed and experienced developers known to the Bank in its primary market area for the construction of single-family developments. The Bank also originates construction and development loans for the development of commercial properties. The Bank generally does not originate loans secured by unimproved land. Construction loans are originated in amounts up to 70% of the lesser of the appraised value of the property, as improved, or the sales price. Such loans are offered for up to two year terms and adjustable interest rates which may adjust monthly and float at margins which are generally indexed to the Prime Rate of interest as reported in The Wall Street Journal. Proceeds of construction loans are disbursed as phases of the construction are completed. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required. At December 31, 1999, the Bank had $3.8 million of construction loans which amounted to 2.4% of the Bank's total loans receivable.

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

         Consumer Lending. Consumer loans at December 31, 1999 amounted to $617,000, or 0.4% of the Bank's total loans receivable, and consisted primarily of $341,000 in loans secured by deposit accounts and $243,000 in automobile loans. Such loans are generally originated in the Bank's primary market area. These loans are generally shorter term and have higher interest rates than one- to four-family mortgage loans.

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

         Commercial Lending. At December 31, 1999, the Bank had $40,000 in commercial loans, which the Bank originated through FHLB program over ten years ago. The Bank currently anticipates that commercial lending activity will increase in the immediate future.

         Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Bank. All loans originated by the Bank with principal amounts in excess of $1.0 million require the approval of the Board of Directors. All loans originated by the Bank with principal amounts above $350,000, but less than or equal to $1.0 million require the approval of the Lending Committee. All other loans may be approved by the Bank's Chief Lending Officer. Pursuant to OTS regulations, loans to one borrower cannot exceed 15% of the Bank's unimpaired capital and surplus. The Bank will not make loans to one borrower that are in excess of the regulatory limits.

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

Delinquent Loans, Classified Assets and Real Estate Owned

         Delinquencies and Classified Assets. Reports listing all delinquent accounts are generated and reviewed by management at least once a month and the Board of Directors performs a monthly review of all loans or lending relationships delinquent 60 days or more and all real estate owned ("REO"). The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank generally sends the borrower a written notice of non-payment after the loan is first past due. The Bank's guidelines provide that telephone, written correspondence and/or face-to-face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment, offer to work out a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is 90 days or more delinquent, the Bank will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by the Bank, becomes real estate owned.

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

         The Board reviews classified assets reports prepared by management and classifies its assets on a quarterly basis. The Bank classifies assets in accordance with the management guidelines described above. At December 31, 1999, the Bank had $1.2 million, or 0.36% of total assets, of assets designated as "Substandard," consisting of five one- to four-family mortgage loans, totalling $553,000, and real estate owned totalling $691,000. At December 31, 1999, the largest loan designated as "Substandard" had a carrying balance of $189,000, and was a single-family mortgage loan. At December 31, 1999, no assets were designated as "Doubtful" or "Loss."

                  The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated.

                                           At December 31, 1999                              At December 31, 1998
                               -------------------------------------------------   ----------------------------------------------
                                   60-89 Days              90 Days or More             60-89 Days              90 Days or More
                               ---------------------     -----------------------   ---------------------   -----------------------
                                           Principal                  Principal                 Principal                 Principal
                                Number     Balance        Number      Balance       Number      Balance      Number       Balance
                               of Loans    of Loans      of Loans     of Loans     of Loans     of Loans     of Loans     of Loans
                               --------    --------      --------     --------     --------     --------     --------     --------
Loans: ..................                                            (Dollars in thousands)
   Residential Mortgage .           7       $  369           11       $  792            1       $   15           14       $1,201
   Commercial Mortgage ..          --           --           --           --           --           --            1          158
   Construction and land           --           --           --           --           --           --            2          725
      development
                                 ----         ----         ----         ----         ----         ----         ----         ----
     Total loans ........           7       $  369           11       $  792            1       $   15           17       $2,084
                                 ====         ====         ====         ====         ====         ====         ====         ====
Delinquent loans to total
    loans ...............        0.51%        0.24%        0.79%        0.51%        0.01%        0.01%        1.25%        1.46%
                                 ====         ====         ====         ====         ====         ====         ====         ====

                                                         At December 31, 1997
                                          -----------------------------------------------------
                                                60-89 Days                 90 Days or More
                                                         Principal                    Principal
                                           Number         Balance         Number       Balance
                                          of Loans        of Loans       of Loans      of Loans
                                          --------        --------       --------      --------
Loans:                                                    (Dollars in thousands)
   Residential Mortgage.........              10           $528              19         $1,652
   Commercial Mortgage..........              --             --               1            119
   Construction and land                      --             --               2            718
      development...............            ----           ----            ----         ------
     Total loans................              10           $528              22         $2,489
                                            ====           ====            ====         ======

Delinquent loans to total
  loans.........................            0.72%          0.45%           1.59%          2.14%
                                            ====           ====            ====         ======

         Non-Performing Assets and Impaired Loans. The following table sets forth information regarding nonaccrual loans and REO. At December 31, 1999, REO totalled $900,000 and consisted of nine properties. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due and to fully reserve for all previously accrued interest. For the years ended December 31, 1999 and 1998, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $23,000 and $162,000, respectively. On January 1, 1995, the Bank adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. At December 31, 1999 and 1998, total impaired loans were $189,000 and $1.46 million, respectively. All impaired loans are residential real estate mortgage loans which have been measured for impairment using the fair value of the collateral method. During the year ended December 31, 1999, the average recorded value of impaired loans was $647,000. For these loans, interest income of $147,000 was recognized during 1999.

                                                                                  At December 31,
                                                               --------------------------------------------------
                                                                1999       1998       1997       1996       1995
                                                               ------     ------     ------     ------     ------
Nonaccrual loans:
   Residential Mortgages..................................     $  792     $1,201     $1,576     $1,733       $931
   Commercial Mortgages...................................         --        158        119        431        380
   Construction and land development......................         --        725        718        705        734
                                                               ------     ------     ------     ------     ------
     Total nonaccrual loans...............................        792      2,084      2,413      2,869      2,045
Restructured loans:
   Residential Mortgages..................................         92         94         94         99        104
                                                               ------     ------     ------     ------     ------
     Total non-performing loans...........................        884      2,188      2,507      2,968      2,149

Real estate owned, net(1).................................        900        582      1,215      1,394      1,352
                                                               ------     ------     ------     ------     ------

     Total non-performing assets..........................     $1,784     $2,770     $3,722     $4,362     $3,501
                                                               ======     ======     ======     ======     ======
Non-performing loans as a
   percent of total loans(2)..............................      0.57%      1.46%      2.16%      3.51%      2.46%
                                                               ======     ======     ======     ======     ======
Non-performing assets as
   a percent of total assets(3)...........................      0.51%      0.84%      1.24%      1.85%      1.57%
                                                               ======     ======     ======     ======     ======

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

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 1999 and 1998, the Bank's allowance for loan losses was 0.90% and 1.20%, respectively, of total loans receivable and 176.8% and 82.4%, respectively, of nonaccrual loans. The Bank had non-accrual loans of $792,000 and $2.1 million at December 31, 1999 and 1998, respectively. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

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

         Among the more significant situations and circumstances which are considered within the unallocated portion of the allowance is that the Bank began aggressively competing in the market for loan originations in early 1997 via various means not previously utilized, such as the use of outside mortgage brokers and paying bonuses to inside loan origination personnel. In addition, the Bank increased its advertising efforts and expanded its product line to include product types with more risk, such as a first-time homeowner loan which allows for higher than normal loan to collateral ratios. The loan portfolio grew by $13.2 million or 9.2% in 1999, by $26.9 million or 23.1% in 1998 and by $31.6 million, or 37.4%, in 1997, due to these factors after declining in 1996 and 1995. The increased inherent risk associated with the aforementioned circumstances are elements within the unallocated allowance. Finally, the determination of the allocated portion of the allowance is highly subjective and requires significant reliance on estimates, assumptions and judgments. Specific allowances are typically based upon the appraised value of the underlying collateral, which can vary based upon the particular appraiser involved, and management's estimates of property disposal costs. General allowances are based upon loss percentages applied to delineated loan categories. The loss percentages are a particularly inexact science. As such, management has deemed it prudent to recognize the inherent imprecision of the process by maintaining what it believes to be a conservative, but appropriate level of unallocated reserves.

         The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the following table.

                                                           At or For the Years Ended December 31,
                                               ----------------------------------------------------------------
                                                 1999         1998           1997          1996           1995
                                               -------      -------        -------       -------        -------
                                                                      (Dollars in thousands)
Balance at beginning of period .........      $ 1,717       $ 1,885        $ 1,564       $ 1,200        $ 1,236
                                              -------       -------        -------       -------        -------
Provision for (recapture of) loan losses         --            (131)           487           232            510
                                              -------       -------        -------       -------        -------
Charge-offs:
   Mortgage loans:
      One- to four-family ..............         --              37             60          --             --
      Multi-family .....................         --            --             --            --               56
   Commercial real estate ..............         --            --              106          --             --
   Construction and land development ...          317          --             --            --              490
                                              -------       -------        -------       -------        -------
      Total mortgage loans .............          317            37            166          --              546
                                              -------       -------        -------       -------        -------
Recoveries:
   Construction and land development ...         --            --             --             132           --
                                              -------       -------        -------       -------        -------
Balance at end of period ...............      $ 1,400       $ 1,717        $ 1,885       $ 1,564        $ 1,200
                                              =======       =======        =======       =======        =======
Ratio of net charge-offs during
  the period to average gross loans
  during the period  ...................         0.21%         0.03%          0.17%        (0.15)%         0.63%
                                              =======       =======        =======       =======        =======
Allowance for loan losses as a
   percent of total loans ..............         0.90%         1.20%          1.62%         1.85%          1.38%
                                              =======       =======        =======       =======        =======
Allowance for loan losses as a
   percent of non-performing loans .....       158.37%        78.47%         75.19%        52.70%         55.84%
                                              =======       =======        =======       =======        =======


         The following tables set forth the Bank's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.

                                                                 At December 31, 1999
                                                       -------------------------------------
                                                                                  Percent of
                                                                                   Loans in
                                                                      Percent of      Each
                                                                      Allowance    Category
                                                                       to Total    to Total
                                                       Amount         Allowance      Loans
                                                       ------         ---------      -----
                                                                (Dollars in thousands)
Mortgage loans:
  Residential ....................................      $  735          52.50%      88.83%
  Commercial real estate .........................         141          10.07        8.30
  Construction and land development ..............          46           3.29        2.45
                                                        ------         ------      ------
    Total mortgage loans .........................         922          65.86       99.58
Commercial loans .................................          --             --        0.02
Consumer loans ...................................           6           0.43        0.40
                                                        ------         ------      ------
                                                           928          66.29      100.00%
Unallocated ......................................         472          33.71      ======
                                                        ------         ------
    Total allowance for loan losses ..............      $1,400         100.00%
                                                        ======         ======

                                                                          At December 31,
                       -------------------------------------------------------------------------------------------------------------
                                1998                        1997                       1996                       1995
                       --------------------------  --------------------------  -------------------------  --------------------------
                                                                        (Dollars in thousands)
                                         Percent                     Percent                     Percent                    Percent
                                         of Loans                    of Loans                    of Loans                   of Loans
                              Percent of in Each          Percent of in Each          Percent of in Each         Percent of in Each
                               Allowance Category          Allowance Category          Allowance Category         Allowance Category
                               to Total  to Total          to Total  to Total          to Total  to Total         to Total  to Total
                       Amount  Allowance   Loans   Amount  Allowance   Loans   Amount  Allowance   Loans  Amount  Allowance   Loans
                       ------  ---------   -----   ------  ---------   -----   ------  ---------   -----  ------  ---------   -----
Mortgage loans:
   Residential.......   $ 763   44.44%     88.29%   $621    32.94%   84.44%     $511   32.67%   82.20%     $413    34.42%   80.81%
   Commercial real
     estate..........     122    7.11       8.11     112     5.94     9.21       184   11.77    14.53       190    15.83    14.56
   Construction and
     land
     development.....     418   24.34       3.07     628    33.32     5.58       349   22.31     2.46       141    11.75     3.47
                        -----   -----     ------    ----     -----    ----      ---    -----     ----       ---    -----     ----
      Total mortgage    1,303   75.89      99.47   1,361    72.20    99.23     1,044   66.75    99.19       744    62.00    98.84
        loans........
Commercial loans.....      --      --       0.04      --       --     0.05        --      --     0.10         1     0.08     0.27
Consumer loans.......       6    0.35       0.49       6     0.32     0.72         4    0.26     0.71         6     0.50     0.89
                        -----   -----     ------    ----    -----     ----     -----   -----     ----       ---    -----     ----
                        1,309   76.24     100.00%  1,367    72.52   100.00%    1,048   67.01   100.00%      751    62.58   100.00%
                                          ======                    ======                     ======                      ======
Unallocated..........     408   23.76                518    27.48                516   32.99                449    37.42
                       ------   -----                ---    -----                ---   -----                ---    -----
   Total.............  $1,717  100.00%            $1,885   100.00%            $1,564  100.00%            $1,200   100.00%
                       ======  ======             ======   ======             ======  ======             ======   ======

         Real Estate Owned. At December 31, 1999, the Company and the Bank had $900,000 of real estate owned consisting of nine properties, of which seven were acquired through foreclosure. When a property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, a specific valuation allowance is provided via a charge to operations for the diminution in value. It is the policy of the Company and the Bank to have obtained an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure, to require appraisals on a periodic basis on foreclosed properties and to conduct inspections on foreclosed properties.

Investment Activities

         The  Company  can  invest  in  common  and  preferred  stocks,  limited partnerships and all investments in which the Bank is permitted to invest. Anything else requires the Board of Director's approval. Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet its normal daily activities.

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

         At December 31, 1999, the Company had $165.7 million in securities, consisting primarily of mortgage-backed securities, U.S. Government and agency obligations, trust preferred securities and municipal obligations. SFAS No. 115 requires the Company to designate its securities as held-to-maturity, available-for-sale or trading depending on the Company's intent regarding its investments. The Company does not currently maintain a trading portfolio of securities. At December 31, 1999, all of the Company's mortgage-backed securities were classified as held-to-maturity. Also at that date, 6.6% of the Company's investment securities were classified as available-for-sale and 93.4% were classified as held-to-maturity. Of the Company's total investment securities and mortgage-backed securities portfolio, the Company's securities classified as held-to-maturity had an aggregate market value of $157.7 million and an amortized cost of $162.8 million. The Company's securities classified as available-for-sale had an aggregate market value of $2.9 million and an amortized cost of $3.0 million at December 31, 1999.

         Mortgage-Backed Securities. The Bank purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) reduce its credit risk as a result of the guarantee provided by FHLMC, FNMA and GNMA; (iii) utilize these securities as collateral for borrowings; and (iv) increase the liquidity of the Bank. The Bank has primarily invested in mortgage-backed securities issued or sponsored by FNMA, FHLMC and GNMA and private issuers. At December 31, 1999, mortgage-backed securities totalled $121.2 million, or 34.8% of total assets and 36.8% of total interest-earning assets, and all were classified as held-to-maturity. At December 31, 1999, 49.2% of the mortgage-backed securities were adjustable-rate and 50.8% were fixed-rate. The mortgage-backed securities portfolio had coupon rates ranging from 4.97% to 15.00% and had a weighted average yield of 6.55% at December 31, 1999. The estimated fair value of the Bank's mortgage-backed securities held to maturity at December 31, 1999, was $118.8 million, which is $2.4 million less than the amortized cost of $121.2 million.

         Mortgage-backed securities are created by the pooling of mortgages and issuance of a security with an interest rate which is less than the interest rate on the underlying mortgage. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Bank focuses its investments on mortgage-backed securities backed by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including FNMA, FHLMC and GNMA) pool and resell the participation interests in the form of securities to investors such as the Bank and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of loan servicing and payment guarantees. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank. Investments in mortgage-backed securities involve a risk that actual prepayments will differ from estimated prepayments used in pricing the security at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities on in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. The Bank estimates prepayments for its mortgage-backed securities at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the mortgage-backed securities at issue and current mortgage interest rates and to determine the yield and estimated maturity of its mortgage-backed security portfolio. Of the Bank's $121.2 million mortgage-backed securities portfolio at December 31, 1999, $2.5 million with a weighted average yield of 6.64% had contractual maturities within five years and $118.7 million with a weighted average yield of 6.55% had contractual maturities over five years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's mortgage-backed securities prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

         U.S. Government and Agency Obligations and Obligations of States and Municipalities. At December 31, 1999, the U.S. Government and Agency securities portfolio totalled $33.8 million, or 9.7% of total assets, $30.9 million of which were classified as held-to-maturity. In addition, the Bank held $733,000 in obligations of a New Jersey municipal subdivision.

         Trust Preferred Securities. At December 31, 1999, the investment portfolio included $10.0 million, or 2.9% of total assets, in trust preferred securities, all of which were purchased in 1998. Trust preferred securities are non-perpetual cumulative preferred stock issued by a wholly owned subsidiary of a bank and are classified as debt securities under generally accepted accounting principles. Securities of this nature are permissible investments for banks and thrifts provided they are of investment grade quality and are rated as such by any of the top rating services. Before purchasing these investments, the Bank researched extensively the permissibility and suitability of these investments and whether they had a place on the balance sheet of the Bank. The Bank's policy as approved by the Board of Directors allows for the purchase of investments which are considered investment grade and are permissible investments under OTS regulations. Securities considered investment grade must be rated in one of the four highest categories by a nationally recognized statistical rating agency. Additionally, the Board's policy limits these type of investments to a maximum aggregate dollar amount of $10,000,000. The Bank's conclusion was that these investments had a place on the balance sheet and, during 1998, $10.0 million of trust preferred security investments in five of the most well known large commercial banks in the eastern United States was made. In addition to $8.9 million of such securities owned by the Bank, the Company owns one trust preferred security which is carried at $1.1 million.

         During 1999, the OTS reviewed these securities and concluded that, in its opinion, three of the five investments were not of a type suitable for the Bank. Accordingly, the OTS mandated that the Bank liquidate these issues as soon as possible without incurring a loss. The Company determined that these three securities should be retained and thus the Bank may transfer them to the Company over a period of time. One of the three issues was transferred during the fourth quarter of 1999.

         The $10.0 million in trust preferred securities is a combination of $6.8 million in floating rate (spread to Libor) investments and $3.2 million in fixed rate investments. The adjustable investments offer quarterly interest adjustments, uncapped coupons and call protection unavailable in most other types of adjustable investments. The fixed rate investments offer yield for the balance sheet and presented a cost of funds spread which was unavailable in other types of alternative investments. These investments present the normal type of risk to the Company and the Bank that is associated with other forms of marketable debt securities. These include credit risk, which is associated with the underlying creditworthiness of the issuer, liquidity risk, which is associated with the ability to dispose of a security in a reasonable time period at a reasonable price, and call risk, which is associated with these securities having call provisions after 10 years.

         The following table sets forth certain information regarding the amortized cost and fair value of securities at the dates indicated.

                                                                           At December 31,
                                                -------------------------------------------------------------------------
                                                          1999                    1998                      1997
                                                -------------------      -------------------       ----------------------
                                                Amortized     Fair       Amortized     Fair        Amortized       Fair
                                                  Cost        Value         Cost       Value          Cost         Value
                                                  ----        -----         ----       -----          ----         -----
                                                                              (In thousands)
Investment securities
available-for-sale(1):
   U.S. Government and Agency
        obligations .......................      $ 2,998      $ 2,924      $ 7,983      $ 8,282      $ 6,980      $ 7,081
Investment securities held-to-maturity (1):
   U.S. Government and
     Agency obligations ...................       30,856       28,904       25,582       25,884       22,929       23,339
   Trust preferred securities .............        9,993        9,286       10,903       10,619         --           --
   Obligations of states and
     municipal subdivisions ...............          733          679          388          388         --           --
                                                 -------      -------      -------      -------      -------      -------
                                                  41,582       38,869       36,873       36,891       22,929       23,339
                                                 -------      -------      -------      -------      -------      -------
Federal Home Loan Bank of
   New York stock (2) .....................        3,273        3,273        2,607        2,607        2,184        2,184
                                                 -------      -------      -------      -------      -------      -------

     Total ................................      $47,853      $45,066      $47,463      $47,780      $32,093      $32,604
                                                 =======      =======      =======      =======      =======      =======

(1)   Available-for-sale   securities   are   carried   at  fair   value   while
      held-to-maturity securities are carried at amortized cost.
(2) Investment is required by regulation. As the security is not readily marketable, its cost approximates fair value.

         The following table sets forth investment securities activities for the periods indicated.

                                                              At December 31,
                                                   --------------------------------------
                                                    1999            1998           1997
                                                   --------       --------       --------
                                                                (In thousands)
Investment securities:
Investment securities, beginning of period(1)      $ 45,156       $ 30,009       $ 24,124
                                                   --------       --------       --------
Purchases:
   Investment securities--held-to-maturity ..        21,045         23,640         10,400
   Investment securities--available-for-sale           --            1,000          7,034
Calls:
   Investment securities--held-to-maturity ..       (14,550)        (7,740)       (10,000)
   Investment securities--available-for-sale           --             --             --
Maturities:
   Investment securities--held-to-maturity ..        (1,150)        (2,150)          --
   Investment securities--available-for-sale           --             --             (115)
Sales:
   Investment securities--held-to-maturity ..          (908)          --             --
   Investment securities--available-for-sale         (4,987)          --           (1,608)
Amortization of premiums and discounts ......           274            199             52
Unrealized gain (loss) ......................          (374)           198            122
                                                   --------       --------       --------
    Net increase in investment securities ...          (650)        15,147          5,885
                                                   --------       --------       --------

Investment securities, end of period ........      $ 44,506       $ 45,156       $ 30,009
                                                   ========       ========       ========

(1)  Includes investment securities available-for-sale.

         The following table sets forth certain information regarding the amortized cost and fair values of the Bank's mortgage-backed securities, all of which are held-to-maturity, at the dates indicated.

                                                                     At December 31,
                                 ----------------------------------------------------------------------------------------
                                              1999                           1998                          1997
                                 ----------------------------   ---------------------------  ----------------------------
                                             Percent                        Percent                      Percent
                                 Amortized      of      Fair    Amortized     of      Fair   Amortized      of      Fair
                                   Cost      Total(1)   Value     Cost      Total(1)  Value    Cost      Total(1)   Value
                                   ----      --------   -----     ----      --------  -----    ----      --------   -----
                                                                 (Dollars in thousands)
By Issuer:
   GNMA......................     $51,616     42.58%   $51,762   $58,816    53.29%   $59,500  $ 78,657    60.42%  $ 79,775
   FHLMC.....................      18,781      15.49    18,576    26,699     24.19    27,019    26,551     20.40    26,749
   FNMA......................      16,894      13.94    16,787    20,101     18.21    20,267    24,959     19.17    25,150
   Other.....................      33,932      27.99    31,682     4,760      4.31     4,727         7      0.01         7
                                 --------    ------   --------  --------   ------   --------  --------   ------   --------
      Total mortgage-backed
         securities (1)(2)...    $121,223    100.00%  $118,807  $110,376   100.00%  $111,513  $130,174   100.00%  $131,681
                                 ========    ======   ========  ========   ======   ========  ========   ======   ========
By Coupon Type:
   Adjustable-rate...........     $59,667     49.22%   $59,764   $70,919    64.25%   $71,390  $ 82,938    63.71%  $ 83,740
   Fixed-rate................      61,556      50.78    59,043    39,457    35.75     40,123    47,236    36.29     47,941
                                 --------    ------   --------  --------   ------   --------  --------   ------   --------
      Total mortgage-backed
         securities (1)(2)...    $121,223    100.00%  $118,807  $110,376   100.00%  $111,513  $130,174   100.00%  $131,681
                                 ========    ======   ========  ========   ======   ========  ========   ======   ========

(1)  Based on amortized cost.
(2) Includes net unamortized (discount) premiums of $(37), $206 and $243 at December 31, 1999, 1998 and 1997, respectively.

         The following table sets forth the Bank's mortgage-backed securities activities for the periods indicated.

                                                                  For the Years
                                                                Ended December 31,
                                                       --------------------------------------
                                                         1999          1998            1997
                                                       --------      --------        --------
                                                                 (In thousands)
Beginning balance .............................        $110,376      $130,174        $113,254
   Purchases...................................          46,531        21,892          37,026
   Principal repayments........................         (35,580)      (41,587)        (20,084)
   Net amortization and accretion of
      discounts and premiums...................           (104)          (103)            (22)
                                                       --------      --------        --------
Ending balance.................................        $121,223      $110,376        $130,174
                                                       ========      ========        ========

    The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of investment securities available-for-sale and held-to-maturity and mortgage-backed securities held-to-maturity as of December 31, 1999.

                                                                            At December 31, 1999
                                              --------------------------------------------------------------------------------------

                                                                      More than One        More than Five
                                                One Year or Less   Year to Five Years    Years to Ten Years    More than Ten Years
                                              -------------------- -------------------   -------------------   -------------------
                                                          Weighted            Weighted              Weighted              Weighted
                                              Carrying    Average  Carrying   Average    Carrying   Average    Carrying    Average
                                                Value       Yield    Value     Yield      Value     Yield       Value      Yield
                                                -----       -----    -----     -----      -----     -----       -----      -----
                                                                                       (Dollars in thousands)
Investment securities available-for-sale:
       U.S. Treasury and Government
          agency obligations..................   $ --         --%   $2,015      6.67%     $   --        --%     $   909      7.00%
                                                 =====              ======                ======                =======
Investment securities held-to-maturity:
       U.S. Treasury and Government
          agency obligations..................   $ --         --       $--        --      $8,000      6.83      $22,856      6.84
       Municipal obligations..................    150       3.65        --        --          --        --          583      4.47
       Trust preferred securities.............     --         --        --        --          --        --        9,993      7.02
                                                 -----                 ------             ------                -------
          Total investment securities held
            to maturity.......................   $150       3.65       $--        --      $8,000      6.83      $33,432      6.85
                                                 =====                 ======             ======                =======
Mortgage-backed securities held-to-maturity:
       Adjustable-rate:
          GNMA................................   $ --        --       $--        --        $ --        --      $44,060      6.21
          FHLMC...............................     --         --        --        --         547      6.63        3,684      6.82
          FNMA................................     --         --        --        --          --        --       11,376      6.24
                                                 -----                ------              ------                -------

                 Total........................     --         --        --        --         547      6.63       59,120      6.25
                                                 -----                ------              ------                -------
       Fixed-rate:
          GNMA................................     --         --         2      8.00       6,073      7.38        1,481      8.43
          FHLMC...............................     --         --     2,528      6.64       6,145      6.72        5,877      7.17
          FNMA................................     --         --        --        --         511      7.00        5,007      7.05
          Other...............................     --         --        --        --          --        --       33,932      6.61
                                                 -----              ------                ------                -------

                 Total........................     --         --     2,530      6.64      12,729      7.05       46,297      6.79
                                                 -----              ------                ------                -------
   Total mortgage-backed securities
       held-to-maturity.......................   $ --         --    $2,530      6.64     $13,276      7.03     $105,417      6.49
                                                 =====              ======                ======                =======

                                                    -------------------
                                                         Total
                                                    ------------------
                                                              Weighted
                                                    Carrying   Average
                                                     Value      Yield
                                                     -----      -----
Investment securities available-for-sale:
       U.S. Treasury and Government
          agency obligations..................        $ 2,924      6.78%
                                                      =======
Investment securities held-to-maturity:
       U.S. Treasury and Government
          agency obligations..................        $30,856      6.83
       Municipal obligations..................            733      4.30
       Trust preferred securities.............          9,993      7.02
                                                      -------

          Total investment securities held
            to maturity.......................        $41,582      6.83
                                                      =======

Mortgage-backed securities held-to-maturity:
       Adjustable-rate:
          GNMA................................        $44,060      6.21
          FHLMC...............................          4,231      6.80
          FNMA................................         11,376      6.24
                                                      -------
                 Total........................         59,667      6.26
                                                      -------
       Fixed-rate:
          GNMA................................          7,556      7.59
          FHLMC...............................         14,550      6.89
          FNMA................................          5,518      7.04
          Other...............................         33,932      6.61
                                                      -------

                 Total........................         61,556      6.84
                                                      -------
   Total mortgage-backed securities
       held-to-maturity.......................       $121,223      6.55
                                                     ========

                                       22

Sources of Funds

         General. Deposits, loan repayments and prepayments, security maturities, cash flows generated from operations and FHLB borrowings are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

         Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of savings, checking accounts, NOW accounts, money market and club accounts, certificate of deposit accounts and Individual Retirement Accounts. For the year ended December 31, 1999, average core deposits, which include all non-certificate deposits, represented 40.2% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank has historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products through print media and generally does not solicit deposits from outside its market area. The Bank does not actively solicit certificate accounts in excess of $100,000 or use brokers to obtain deposits. At December 31, 1999, 79.8% of the Bank's certificate of deposit accounts had terms of less than twelve months.

         The following table presents the deposit activity of the Bank for the periods indicated.

                                                             For the Years Ended December 31,
                                                          -----------------------------------------
                                                             1999            1998            1997
                                                          ---------       ---------       ---------
                                                                        (In thousands)
Beginning balance ..................................      $ 238,313       $ 238,192       $ 179,946
                                                          ---------       ---------       ---------
   Purchase of deposits from another ...............           --              --            51,007
      institution
   Net deposits (withdrawals) ......................        (11,919)         (9,626)           (850)
   Interest credited ...............................          8,584           9,747           8,089
                                                          ---------       ---------       ---------
Increase in deposit accounts .......................         (3,335)            121          58,246
                                                          ---------       ---------       ---------
Ending balance .....................................      $ 234,978       $ 238,313       $ 238,192
                                                          =========       =========       =========

         At December 31, 1999, the Bank had $18.2 million in certificate accounts in amounts of $100,000 or more maturing as follows.

                                                                       Weighted
Maturity Period                                           Amount     Average Rate
---------------                                           --------   ------------
                                                          (Dollars in thousands)
Three months or less                                       $6,330          5.11%
Over 3 through 6 months                                     3,344           5.19
Over 6 through 12 months                                    5,849           5.21
Over 12 months.                                             2,633           5.60
                                                          -------
Total..........                                           $18,156          5.23%
                                                          =======

         The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize month-end balances.

                                                                 For the Years Ended December 31,
                                      -------------------------------------------------------------------------------------------
                                                   1999                           1998                           1997
                                      -----------------------------   ----------------------------- -----------------------------
                                                 Percent                         Percent                        Percent
                                                 of Total  Weighted             of Total   Weighted            of Total  Weighted
                                      Average    Average   Average    Average    Average   Average   Average    Average   Average
                                      Balance   Deposits     Rate     Balance   Deposits    Rate     Balance   Deposits    Rate
                                      -------   --------     ----     -------   --------    ----    -------   --------     ----
                                                                      (Dollars in thousands)
Demand accounts.....................  $36,308    15.35%      0.78%   $33,631     14.10%     1.01%   $ 24,863    12.60%     1.18%
Savings and Club accounts...........   58,727     24.84      2.06     62,120      26.05      2.69     53,221     26.97      2.55
Certificates of deposit.............  141,432     59.81      5.01    142,714      59,85      5.42    119,272     60.43      5.40
                                     --------   ------              --------    ------              --------   ------
         Total...................... $236,467   100.00%      3.98   $238,465    100.00%     4.09%   $197,356   100.00%     4.10%
                                     ========   ======              ========    ======              ========   ======
Certificate accounts(1):
   Less than six months.............  $71,619     51.11%     4.84%    $70,208     49.74%     5.15%  $ 70,186    49.32%     5.24%
   Over six through 12 months.......   40,181     28.67      5.11     48,109      34.08      5.32     44,047     30.95     5.59
   Over 12 months through 36 months.   24,400     17.41      5.49     19,572      13.86      5.46     25,309     17.78     5.96
   Over 36 months...................    3,940      2.81      5.81      3,280       2.32      5.75      2,782      1.95     6.96
                                     --------   ------              --------    ------              --------   ------

         Total certificate accounts. $140,140   100.00%      5.05   $141,169    100.00%      5.26   $142,324   100.00%     5.51%
                                     ========   ======              ========    ======              ========   ======


(1) Based on remaining maturity of certificates calculated as of the end of the period.

         The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1999.


                                                       Period to Maturity from December 31, 1999
                                   -----------------------------------------------------------------------
                                   Less than     One to       Two to     Three to    Four to      After
                                   One Year    Two years   Three years Four years   Five years  Five Years
                                   --------    ---------   ----------- ----------   ----------  ----------
                                                                                (In thousands)
Certificate accounts:
   4.00% and below.............     $ 2,808      $  --         $  --       $  --       $  --       $  --
   4.01 to 5.00%...............      59,560       5,153          851         143         177         165
   5.01 to 6.00%...............      42,420      13,756        1,967       1,108         981          50
   6.01 to 7.00%...............       6,314       1,942          731         276         890         150
   7.01 to 8.00%...............         424          --           --          --          --          --
    Over 9.00%..................         21          --           --          --          --          --
                                   --------     -------      -------     -------     -------     -------
                                   $111,547     $20,851       $3,549      $1,527      $2,048       $ 365
                                   ========     =======       ======      ======      ======       =====
Accrued interest payable.......

   Total.......................

                                               December 31,
                                   ----------------------------------
                                     1999           1998        1997
                                   --------       --------    -------
Certificate accounts:
   4.00% and below.............    $ 2,808        $ 4,851     $ 2,538
   4.01 to 5.00%...............      66,049        45,485      33,593
   5.01 to 6.00%...............      60,282        77,729      88,877
   6.01 to 7.00%...............      10,303        10,741      14,451
   7.01 to 8.00%...............         424         2,129       2,069
   Over 9.00%..................          21            --         536
                                    -------       --------    -------
                                    139,887       140,935     142,064
Accrued interest payable.......         253           234         260
                                    -------       --------    -------
   Total.......................    $140,140      $141,169    $142,324
                                   ========      ========    ========

         Borrowings. The Bank utilizes borrowings from the FHLB as an alternative to retail deposits to fund its operations as part of its operating strategy. These FHLB borrowings are collateralized primarily by certain of the Bank's mortgage-related securities and secondarily by the Bank's investment in capital stock of the FHLB. FHLB borrowings are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. See "Regulation and Supervision--Federal Home Loan Bank System." At December 31, 1999, the Bank had $64.3 million in outstanding FHLB borrowings, compared to $42.0 million at December 31, 1998.

         The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated.

                                                           At or For the Years
                                                             Ended December 31,
                                                    ---------------------------------
                                                    1999           1998         1997
                                                   -------       -------      -------
                                                       (Dollars in thousands)
Average balance outstanding....................    $57,756       $42,364      $26,223
Maximum amount outstanding at any
    month-end during the period................     65,453        52,145       43,675
Balance outstanding at end of period...........     64,340        42,010       30,300
Weighted average interest rate
   during the period...........................      5.67%         5.83%        5.97%
Weighted average interest rate at
   end of period...............................      5.66%         5.69%        6.08%

Subsidiary Activities

         The Company is the parent corporation of two wholly owned subsidiaries, the Bank and West Essex Property Company ("West Essex Property"). West Essex Property was formed in April 1999 to purchase a parcel of land located in Sussex County, New Jersey from the Company. Upon the purchase of this parcel of land, West Essex Property was to have entered into an arrangement to lease the property to a restaurant chain. As of December 31, 1999, West Essex Property has neither purchased the parcel of land nor entered into a lease arrangement. As of December 31, 1999 and for the year then ended, West Essex Property had no operations, assets, liabilities or equity. In addition, the Bank is the parent corporation of one wholly owned subsidiary corporation, West Essex Insurance Agency ("WEIA"). WEIA was formed in December 1982 to offer insurance products and tax-deferred annuities through an agent. Originally, these products were sold at one of the Bank's branches. Commencing in 1993, customers have been referred to Anthony R. Davis Agency at an off-site location. WEIA receives a fee for each customer referral resulting in the purchase of an insurance and/or annuity product. Sales of annuity products totalled $612,894 for the year ended December 31, 1999. WEIA's earnings are at a nominal level since management decided in early 1994 to de-emphasize this activity due to the lack of demand and controversial publicity associated with uninsured annuity products.

Personnel

         As of December 31, 1999, the Company had 49 authorized full-time employee positions and three authorized part-time employee positions. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

                           REGULATION AND SUPERVISION

General

         The Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the FDIC, as the deposit insurer. The Bank is a member of the FHLB System. The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the MHC and the Bank and their operations. The MHC, as a federal mutual holding company and the Company, as a federal corporation, will also be required to file certain reports with, and otherwise comply with the rules and regulations of the OTS.

         The following summary of the regulation and supervision of savings associations and their holding companies does not purport to be a complete description of the applicable statutes and regulations and is qualified in its entirety by reference to such statutes and regulations.

Federal Savings Institution Regulation

         Business Activities. The activities of federal savings institutions are governed by the Home Owners Loan Act (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act (the "FDI Act") and the regulations issued by the agencies to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal associations, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

         Loans-to-One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans-to-one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1999, the Bank's regulatory limit on loans-to-one borrower was $5.7 million. At December 31, 1999, the Bank's largest aggregate amount of loans-to-one borrower was $1.6 million, consisting of two commercial real estate loans.

         QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to qualify as a "domestic building and loan association" as that term is defined in the Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12 month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 1999, the Bank maintained 81.5% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective through the first quarter of 1999 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier 1 Association") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. At December 31, 1999, the Bank was a Tier 1 Association.

         Effective April 1, 1999, the OTS's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for December 31, 1999 was 25.4%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Assessments. Savings institutions are required by regulation to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly Thrift Financial Report. The assessments paid by the Bank for the year ended December 31, 1999 totaled $74,000.

         Branching.   OTS  regulations   permit  federally   chartered   savings
associations to branch nationwide under certain conditions. Generally, federal savings associations may establish interstate networks and geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings associations.

         Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and any non-savings institution subsidiaries that the Company may establish) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally requires that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. A savings association also is prohibited from extending credit to any affiliate engaged in activities not permitted for a bank holding company and may not purchase the securities of an affiliate (other than a subsidiary).

         The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

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

         Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage ratio and an 8% risk-based capital ratio. Effective April 1, 1999, however, the minimum leverage ratio increased to 4% for all institutions except those with the highest rating on the CAMELS financial institution rating system. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

         The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1999, the Bank met each of its capital requirements.

         The following table presents the Bank's capital position at December 31, 1999.

                                                                                             Capital
                                                                                     -------------------------
                              Actual           Required           Excess             Actual           Required
                              Capital           Capital           Amount             Percent           Percent
                              -------           -------           ------             -------           -------
                                                           (Dollars in thousands)
Tangible............          $36,592          $5,135             $31,457            10.69%              1.5%
Core (Leverage).....           36,592          13,693              22,899            10.69%              4.0%
Risk-based..........           37,992          10,645              27,347            28.55%              8.0%


         Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has a total risk-based capital of less than 8% or a leverage ratio or a Tier 1 capital ratio that is less than 4% is considered to be undercapitalized. A savings institution that has a total risk-based capital less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is critically undercapitalized. The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions may become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators, restrictions on growth, and capital distributions and limitations on expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         Insurance of Deposit Accounts. The Bank is a member of the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is
assigned.   Assessment  rates  for  SAIF  member   institutions  are  determined
semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1999, FICO payments for SAIF members approximated six basis points, while Bank Insurance Fund ("BIF") members paid approximately one basis point. By law, there was equal sharing of FICO payments between SAIF and BIF members on January 1, 2000.

         The Bank's assessment rate for fiscal 1999 was zero basis points and no premium was paid for this period. Payments toward the FICO bonds amounted to $142,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association. Management cannot predict what insurance assessment rates will be in the future.

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

         Community Reinvestment Act. Under the Community Reinvestment Act, as amended ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The FIRREA amended the CRA to require the OTS to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system, which replaced the five-tiered numerical rating system. The Bank's latest CRA rating received from the OTS was "Satisfactory."

Federal Home Loan Bank System

         The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 1999 of $3.3 million. FHLB borrowings must be secured by specified types of collateral and all long-term borrowings may only be obtained for the purpose of providing funds for residential housing finance.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 1999, 1998 and 1997, dividends from the FHLB to the Bank amounted to approximately $207,000, $180,000 and $126,000, respectively. If dividends were reduced, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs will not also cause a decrease in the value of FHLB stock held by the Bank, if any.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Holding Company Regulation

         General. The Company is a federal savings and loan holding company within the meaning of the HOLA. As such, the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Bank must notify the OTS 30 days before declaring any dividend to the Company.

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

         Financial Institution Modernization Legislation. Recently enacted federal legislation designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. The legislation also expanded the activities permitted for mutual savings and loan holding companies to also include any activity permitted a "financial holding company" under the legislation, including a broad array of insurance and securities activities.

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

         Audits. The Bank was last audited by the IRS in 1995 and has not been audited by the New Jersey Department of Revenue ("DOR") in the past five years.

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

Item 2.  Properties.
--------------------

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

                                                         Original             Net Book Value
                                                           Year               of Property or
                                    Leased                Leased                 Leasehold
                                      or                    or                Improvements at
Location                            Owned                Acquired            December 31, 1999
--------                           ------                --------            -----------------
                                                       (In thousands)
Administrative/Corporate/
Branch Office:
417 Bloomfield Avenue               Owned                  1962                      $370
Caldwell, NJ 07006

Branch Offices:
216 Main Street                     Owned                  1987                       142
West Orange, NJ 07052

487 Pleasant Valley Way             Owned                  1987                       206
West Orange, NJ 07052

574 Franklin Avenue                 Leased                 1978                         1
Franklin Lakes, NJ 07417

653 Westwood Avenue                 Owned                  1997                       469
River Vale, NJ 07675

267 Changebridge Road               Owned                  1974                       236
Pine Brook, NJ 07058

207 Old Tappan Road                 Owned                  1997                       480
Old Tappan, NJ 07675

119 Paris Avenue                    Owned                  1997                       314
Northvale, NJ 07647


Item 3.   Legal Proceedings.
----------------------------

         The Company is not a party to any pending legal proceedings. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Bank.

Item 4.   Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         None.


                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

         Information regarding the market for the Company's common equity and related stockholder matters appears on the inside back cover of the 1999 Annual Report under the caption "Investor and Corporate Information" and is incorporated herein by reference.

Item 6.   Selected Financial Data.
----------------------------------

         Information regarding selected financial data appears on pages 4 and 5 of the 1999 Annual Report under the caption "Selected Consolidated Financial and Other Data" and is incorporated herein by this reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

         Information regarding management's discussion and analysis of financial condition and results of operations appears on pages 6 through 19 of the 1999 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by this reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

         Information regarding qualitative and quantitative disclosures about market risk are contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations-Management of Interest Rate Risk and Market Risk Analysis" in the 1999 Annual Report and is incorporated herein by this reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         Information regarding the financial statements and the Independent Auditors' Report appears on pages 20 through 59 of the 1999 Annual Report and is incorporated herein by this reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

         None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------

         The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on April 27, 2000, at pages 4 through 7.

Item 11.  Executive Compensation.
--------------------------------

         The information relating to directors' compensation and executives' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on April 27, 2000, at pages 7 through 16 and 18 (excluding the Executive Compensation Committee Report and Stock Performance Graph).

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on April 27, 2000, at pages 3 and 4.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

         The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on April 27, 2000, at pages 17 through 18.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------

(a)     The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1999 Annual Report to Stockholders.
                                                                           Page

       Report of Independent Auditors.......................................21

       Consolidated Statements of Financial Condition as of
          December 31, 1999 and 1998........................................22

       Consolidated Statements of Income for the
          Years Ended December 31, 1999, 1998 and 1997......................23

       Consolidated Statements of Comprehensive Income for the Years Ended
          December 31, 1999, 1998 and 1997..................................24

       Consolidated Statements of Changes in Stockholders' Equity
          for the Years Ended December 31, 1999, 1998 and 1997..............25

       Consolidated Statements of Cash Flows for the
          Years Ended December 31, 1999, 1998 and 1997......................26

       Notes to Consolidated Financial Statements for the
          Years Ended December 31, 1999, 1998 and 1997......................28

       The remaining information appearing in the 1999 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)      Exhibits

         (a)     The following exhibits are filed as part of this report.

3.1      Federal MHC Subsidiary Holding Company Charter of West Essex Bancorp, Inc.*
3.2      Bylaws of West Essex Bancorp, Inc.*
4.0      Draft Stock Certificate of West Essex Bancorp, Inc.*
10.1     West Essex Bank Employee Stock Ownership Plan**
10.2     West Essex Bank Employee Stock Ownership Plan Trust**
10.3     ESOP Loan Commitment Letter**
10.4     West Essex Bank Employee Stock Ownership Trust Loan and Security Agreement**
10.5     Employment Agreement between West Essex Bank and Leopold W. Montanaro**
10.6     Employment Agreement between West Essex Bancorp, Inc. and Leopold W. Montanaro**
10.7     Three Year Change in Control Agreement between West Essex Bank and Dennis A. Petrello**
10.8     Three Year Change in Control Agreement between West Essex Bank and Charles E. Filippo**
10.9     Three Year Change in Control Agreement between West Essex Bank and Craig L. Montanaro**
10.10    Three Year Change in Control Agreement between West Essex Bancorp, Inc. and Dennis A. Petrello**
10.11    Three Year Change in Control Agreement between West Essex Bancorp, Inc. and Charles E. Filippo**
10.12    Three Year Change in Control Agreement between West Essex Bancorp, Inc. and Craig L. Montanaro**
10.13    West Essex Bank Employee Severance Compensation Plan**
10.14    West Essex Bank Supplemental Executive Retirement Plan**
10.15    West Essex Bank Management Supplemental Executive Retirement Plan**
10.16    Restated Executive Supplemental Retirement Income Agreement for Leopold W. Montanaro*
10.17    Restated Executive Supplemental Retirement Income Agreement for Charles E. Filippo*
10.18    West Essex Bancorp, Inc. 1999 Stock-Based Incentive Plan
11.0     Computation of Earnings Per Share
13.0     Portions of the 1999 Annual Report to Shareholders
21.0     Subsidiary information is incorporated herein by reference to "Part I-Business-Subsidiary Activities"
23.0     Consent of Radics & Co., LLC
27.0     Financial Data Schedule

         (b)     Reports on Form 8-K

                 None.
                 ----------------------------------
                 * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on June 12, 1998, as amended, Registration No. 333-56729.

                 ** Incorporated herein by reference into this document from the Exhibits to the Form 10-K, filed on March 31, 1999.

                 *** Incorporated herein by reference into this document from the Proxy Statement dated March 17, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WEST ESSEX BANCORP, INC.


                                      By:      /s/ Leopold W. Montanaro
                                               ------------------------
                                               Leopold W. Montanaro
                                               President, Chief Executive
                                               Officer and Director

                                               Date:    March 29, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                                 Title                              Date
----                                 -----                              ----
/s/ Leopold W. Montanaro       President, Chief Executive         March 29, 2000
------------------------       Officer and Director
Leopold W. Montanaro           (principal executive officer)

/s/ Dennis A. Petrello         Executive Vice President           March 29, 2000
----------------------         and Chief Financial Officer
Dennis A. Petrello             (principal accounting and
                               financial officer)

/s/ William J. Foody           Chairman of the Board              March 29, 2000
---------------------
William J. Foody

/s/ David F. Brandley          Director                           March 29, 2000
----------------------
David F. Brandley

/s/ Everett N. Leonard         Director                           March 29, 2000
----------------------
Everett N. Leonard

/s/ James P. Vreeland          Director                           March 29, 2000
---------------------
James P. Vreeland

/s/ John J. Burke              Director                           March 29, 2000
-----------------
John J. Burke