Form 10-Q
period 2000-03-31
WEST ESSEX BANCORP INC
filed 2000-05-12
CIK 1063438

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-QSB
(Mark One)

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

             For the quarterly period ended  March 31, 2000
                                            ------------------

                                       OR

  [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

             For the transition period from            to
                                             ---------      --------------

                         Commission File Number 0-29770


                            WEST ESSEX BANCORP, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specifed in its charter)


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

      4,038,357 shares of common stock, par value $0.01 par share, were outstanding as of April 30, 2000.


Transitional Small Business Disclosure Format (check one):   Yes [_]     No [X]

                            WEST ESSEX BANCORP, INC.

                                   FORM 10-QSB

                      For the Quarter Ended March 31, 2000


                                      INDEX


                                                                                                             Page
                                                                                                            Number
                                                                                                        -------------
PART I                        FINANCIAL INFORMATION

                     Item 1.  Financial Statements                                                             1

                                   Consolidated Statements of Financial Condition at
                                    March 31, 2000 and December 31, 1999 (Unaudited)                           2


                                   Consolidated Statements of Income for the
                                    Three Months Ended March 31, 2000 and 1999 (Unaudited)                     3


                                   Consolidated Statements of Comprehensive Income for the
                                    Three Months Ended March 31, 2000 and 1999 (Unaudited)                     4


                                   Consolidated Statements of Cash Flows for the
                                    Three Months Ended March 31, 2000 and 1999 (Unaudited)                   5 - 6


                                   Notes to Consolidated Financial Statements                                  7

                     Item 2.  Management's Discussion and Analysis or Plan
                                   of Operations                                                             8 - 13



PART II                       OTHER INFORMATION


                     Item 1.                       Legal Proceedings                                            14
                     Item 2.                       Changes in Securities                                        14
                     Item 3.                       Defaults Upon Senior Securities                              14
                     Item 4.                       Submission of Matters to a Vote of Security Holders       14 - 15
                     Item 5.                       Other Information                                            15
                     Item 6.                       Exhibits and Reports on Form 8-K                             15

SIGNATURES                                                                                                      16

                            WEST ESSEX BANCORP, INC.
                          PART I. FINANCIAL INFORMATION
                                 March 31, 2000
                  ---------------------------------------------


ITEM 1.  FINANCIAL STATEMENTS

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. West Essex Bancorp, Inc. (the "Registrant" or the "Company") believes that the disclosures presented are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

The results of operations for the three month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                           March 31,            December 31,
                                                                             2000                   1999
                                                                       ----------------       ----------------
                                                                                      (unaudited)
Assets

Cash and amounts due from depository institutions                       $   1,546,267           $   5,728,992
Interest-bearing deposits in other banks                                    2,423,406               7,016,853
                                                                        -------------           -------------

       Total cash and cash equivalents                                      3,969,673              12,745,845

Securities available for sale                                               2,922,800               2,923,750
Investment securities held to maturity                                     41,654,118              41,582,003
Mortgage-backed securities held to maturity                               128,744,286             121,223,315
Loans receivable                                                          158,769,455             153,276,187
Real estate owned                                                             997,507                 899,738
Premises and equipment                                                      2,708,366               2,737,456
Federal Home Loan Bank of New York stock                                    3,305,700               3,272,700
Accrued interest receivable                                                 2,028,847               2,005,563
Excess of cost over assets acquired                                         4,495,156               4,643,348
Other assets                                                                3,244,371               2,996,932
                                                                        -------------           -------------

       Total assets                                                     $ 352,840,279           $ 348,306,837
                                                                        =============           =============

Liabilities and Stockholders' Equity

Liabilities

Deposits                                                                $ 236,676,081           $ 234,977,812
Borrowed money                                                             65,997,869              64,340,115
Advance payments by borrowers for taxes and insurance                       1,093,807               1,044,140
Other liabilities                                                           1,320,879                 834,824
                                                                        -------------           -------------

       Total liabilities                                                  305,088,636             301,196,891
                                                                        -------------           -------------

Stockholders' Equity

Preferred stock (par value $.01), 1,000,000 shares
  authorized; no shares issued or outstanding                                      --                      --
Common stock (par value $.01), 9,000,000 shares authorized;
  shares issued 4,197,233; shares outstanding 4,038,357 (2000)
  and 4,054,357 (1999)                                                         41,972                  41,972
Additional paid-in capital                                                 17,329,048              17,332,133
Retained earnings - substantially restricted                               33,774,754              33,054,528
Common stock acquired by Employee Stock Ownership
  Plan ("ESOP")                                                            (1,142,035)             (1,178,874)

Unearned Incentive Plan stock                                                (618,936)               (655,549)
Treasury stock, at cost; 158,876 shares (2000) and
  142,876 shares (1999)                                                    (1,584,550)             (1,436,550)
Accumulated other comprehensive loss - Unrealized
  loss on securities available for sale, net of income taxes                  (48,610)                (47,714)
                                                                        -------------           -------------

       Total stockholders' equity                                          47,751,643              47,109,946
                                                                        -------------           -------------

       Total liabilities and stockholders' equity                       $ 352,840,279           $ 348,306,837
                                                                        =============           =============

See notes to consolidated financial statements.


                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    -----------------------------------------

                                                                      Three Months Ended March 31,
                                                                ---------------------------------------
                                                                       2000                  1999
                                                                ------------------    -----------------
                                                                                (unaudited)
Interest income:
     Loans                                                         $ 2,916,530           $ 2,811,087
     Mortgage-backed securities                                      2,047,894             1,784,290
     Investment securities                                             763,780               771,595
     Other interest-earning assets                                     123,789               192,359
                                                                   -----------           -----------

             Total interest income                                   5,851,993             5,559,331
                                                                   -----------           -----------

Interest expense:
     Deposits                                                        2,139,250             2,171,500
     Borrowed money                                                    927,439               653,343
                                                                   -----------           -----------

             Total interest expense                                  3,066,689             2,824,843
                                                                   -----------           -----------

Net interest income                                                  2,785,304             2,734,488
Provision for loan losses
                                                                   -----------           -----------

Net interest income after provision for loan losses                  2,785,304             2,734,488
                                                                   -----------           -----------

Non-interest income:
     Fees and service charges                                           88,558                93,625
     Other                                                              58,490                63,149
                                                                   -----------           -----------

             Total non-interest income                                 147,048               156,774
                                                                   -----------           -----------

Non-interest expenses:
     Salaries and employee benefits                                    827,525               821,745
     Net occupancy expense of premises                                  99,534               102,663
     Equipment                                                         170,543               168,544
     (Income) loss on real estate owned                               (108,239)                7,756
     Amortization of intangibles                                       148,192               148,192
     Other                                                             417,582               467,056
                                                                   -----------           -----------

             Total non-interest expenses                             1,555,137             1,715,956
                                                                   -----------           -----------

Income before income taxes                                           1,377,215             1,175,306
Income taxes                                                           497,279               423,727
                                                                   -----------           -----------

Net income                                                         $   879,936           $   751,579
                                                                   ===========           ===========

Net income per common share - basic and diluted                    $      0.23           $      0.18
                                                                   ===========           ===========

Weighted average number of common shares
  outstanding - basic and diluted                                    3,859,029             4,066,089
                                                                   ===========           ===========

See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------



                                                                               Three Months Ended March 31,
                                                                          ---------------------------------------
                                                                                2000                 1999
                                                                          ------------------   ------------------
                                                                                       (unaudited)

Net income                                                                   $ 879,936             $ 751,579

Other comprehensive loss -
           Unrealized holding losses on securities available for sale,
                net of income taxes of $503 and $39,363, respectively             (896)              (70,039)
                                                                            ----------            ----------
Comprehensive income                                                         $ 879,040             $ 681,540
                                                                           ===========           ===========

See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    ------------------------------------------
                                                                                             Three Months Ended March 31,
                                                                                        ---------------------------------------
                                                                                               2000                 1999
                                                                                        ------------------   ------------------
                                                                                                     (unaudited)
Cash flows from operating activities:
      Net income                                                                            $    879,936        $    751,579
      Adjustments to reconcile net income
       to net cash provided by operating activities:
           Depreciation and amortization of premises and equipment                                59,659              60,706
           Net accretion of premiums, discounts and deferred loan fees                           (97,951)            (10,544)
           Amortization of intangibles                                                           148,192             148,192
           (Gain) on sale of real estate owned                                                  (116,033)               --
           (Increase) in accrued interest receivable                                             (23,284)            (73,826)
           (Increase) in other assets                                                           (246,936)           (113,738)
           Increase in interest payable                                                           14,015              17,623
           Increase in other liabilities                                                         489,964             470,127
           Amortization of Incentive Plan cost                                                    36,613                --
           ESOP shares committed to be released                                                   33,754              34,831
                                                                                             -----------         -----------
               Net cash provided by operating activities                                       1,177,929           1,284,950
                                                                                             -----------         -----------
Cash flows from investing activities:
      Proceeds from maturities and calls of investment securities held to maturity                  --            10,000,000
      Purchases of investment securities held to maturity                                           --           (19,244,969)
      Principal repayments on mortgage-backed securities held to maturity                      4,834,711          11,323,919
      Purchases of mortgage-backed securities held to maturity                               (12,337,689)        (16,740,957)
      Purchase of loans receivable                                                              (634,971)           (529,692)
      Net (increase) in loans receivable                                                      (5,016,172)            (91,549)
      Proceeds from sales of real estate owned                                                   183,533                --
      Additions to premises and equipment                                                        (30,569)               --
      Purchase of Federal Home Loan Bank of New York stock                                       (33,000)               --
                                                                                             -----------         -----------
               Net cash (used in) investing activities                                       (13,034,157)        (15,283,248)
                                                                                             -----------         -----------
Cash flows from financing activities:
      Net increase in deposits                                                                 1,680,345             444,212
      Net increase in short-term borrowed money                                                5,000,000                --
      Proceeds of long-term borrowed money                                                          --            10,000,000
      Repayment of long-term borrowed money                                                   (3,342,246)           (322,701)
      Net increase in advance payments by borrowers for taxes and insurance                       49,667              74,019
      Purchases of treasury stock                                                               (148,000)               --
      Cash dividends paid                                                                       (159,710)           (138,533)
                                                                                              ----------          ----------
               Net cash provided by financing activities                                       3,080,056          10,056,997
                                                                                              ----------          ----------
Net (decrease) in cash and cash equivalents                                                   (8,776,172)         (3,941,301)
Cash and cash equivalents - beginning                                                         12,745,845          16,371,431
                                                                                              ----------          ----------

Cash and cash equivalents - ending                                                          $  3,969,673        $ 12,430,130
                                                                                            ============        ============

See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -----------------------------------------


                                                                                        Three Months Ended March 31,
                                                                                   ---------------------------------------
                                                                                         2000                 1999
                                                                                   ------------------   ------------------
                                                                                                (unaudited)

Supplemental  disclosure of cash flow information:
   Cash paid during the year for:
      Income taxes                                                                   $     --                 $     --
                                                                                     ==========               ==========
      Interest                                                                       $3,052,674               $2,807,220
                                                                                     ==========               ==========

Supplemental schedule of noncash investing activities:
      Loans receivable transferred to real estate owned                              $  165,269               $  192,063
                                                                                     ==========               ==========


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



2.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and regulations S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.



3.  NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the unallocated portion of shares held by the ESOP in accordance with the American Institute of Certified Public Accountants' Statement of Position 93-6. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of unallocated ESOP shares, unearned Incentive Plan shares and stock options, if dilutive, using the treasury stock method. As of and for the quarter ended March 31, 2000, none of the potentially dilutive securities were included in the computation of diluted net income per share as they were anti-dilutive. As of and for the quarter ended March 31, 1999, there were no potentially dilutive securities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------


Small Business Issuer

         West Essex Bancorp, Inc. (the "Company") has met the definition of a small business issuer at the end of the two most recent fiscal years. As a result, the Company has elected to file as a small business issuer.

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

Management's Discussion and Analysis or Plan of Operation

General

         The Company is the federally chartered stock holding company for West Essex Bank, a federally chartered stock savings bank. The Company, the Bank and West Essex Bancorp, M.H.C., a mutual holding company and majority owner of the Company, are regulated by the Office of Thrift Supervision (the "OTS"). The Company's and the Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on interest-earning assets, primarily the loan and investment portfolios, and the cost of funds, consisting of interest paid on deposits and borrowings. Results of operations are also affected by the provision for loan losses and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy and equipment expense, amortization of intangibles, advertising, federal deposit insurance premiums, expenses of real estate owned and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

Management Strategy

         The Company's current strategic plan is to maintain profitability and its well-capitalized position to take advantage of future expansion or growth opportunities, while managing growth, maintaining asset quality, controlling expenses and reducing exposure to credit and interest rate risk. Management seeks to accomplish these goals by: (1) emphasizing its retail banking services through its network of branch offices, which includes the origination of one-to-four family mortgage loans, as well as commercial real estate, home equity, multi-family, construction and development and consumer loans, in the communities it serves as market conditions permit; (2) enhancing earnings and offsetting the effects of the extreme competition for real estate loans in the Bank's market area primarily through the purchase of adjustable-rate mortgage-backed securities, which provide a source of liquidity, low credit risk and low administrative cost as well as helping to manage interest rate risk; and
(3) continuing to monitor interest rate risk. Management has aggressively sought to increase loan originations in recent years and was successful in increasing loans receivable, net, from $82.1 million at December 31, 1996 to $140.3 million, $153.3 million and $158.8 million at December 31, 1998, December 31, 1999 and March 31, 2000, respectively. Management was successful in increasing loan originations primarily by increasing the amount of advertising the Bank does in its primary market area, paying fees to mortgage brokers who send loan applicants to the Bank to whom the Bank originates loans and providing cash incentives to its mortgage origination staff to increase loan originations. Competition, however, has remained intense in the Bank's market area, which has resulted in the Company's total securities portfolio representing a greater percentage of total assets than its loan portfolio in each of the last five years. Management believes that continuing to seek lending opportunities, as well as investing in mortgage-backed securities, the majority of which are adjustable-rate, enables the Company to effectively control its interest rate risk while at the same time enabling it to maintain a balance of high quality, diversified investments, provide collateral for short and long-term borrowings and lessen exposure to credit risk.


Comparison of Financial Condition at March 31, 2000 and December 31, 1999

         Total assets were $352.8 million at March 31, 2000, compared to $348.3 million at December 31, 1999, an increase of $4.5 million, or 1.3%. The increase in assets was funded primarily by increases in deposits and Federal Home Loan Bank of New York ("FHLB") borrowings of $1.7 million each.

         Cash and cash equivalents, primarily interest-bearing deposits with the FHLB, decreased $8.7 million to $4.0 million at March 31, 2000 from $12.7 million at December 31, 1999. The decrease in cash and cash equivalents was used primarily to fund additional investments in mortgage-backed securities and loan originations.

         In the aggregate, mortgage-backed securities and investment securities, including available-for-sale and held to maturity issues, totalled $173.3 million at March 31, 2000, an increase of $7.6 million, or 4.6%, from $165.7 million at December 31, 1999. Such increase was largely funded by the aforementioned decrease in cash and cash equivalents. Mortgage-backed securities, all of which are held to maturity, increased $7.5 million due to purchases exceeding repayments. Investment securities held to maturity and securities available for sale reflected only marginal changes.

         Loans receivable increased by $5.5 million, or 3.6%, to $158.8 million at March 31, 2000 from $153.3 million at December 31, 1999. Such increase was funded by the aforementioned decrease in cash and cash equivalents and by a $1.7 million increase in borrowings.

         Deposits totalled $236.7 million at March 31, 2000, an increase of $1.7 million, or 0.7%, over the $235.0 million balance at December 31, 1999.

         Borrowed money increased $1.7 million to $66.0 million at March 31, 2000, as compared to $64.3 million at December 31, 1999. During the quarter ended March 31, 2000, long-term debt of $3.3 million was repaid and short-term borrowings were increased by $5.0 million.

         Stockholders' equity increased $642,000, or 1.4%, to $47.8 million, primarily due to the retention of net income.


Comparison  of  Operating  Results for the Three Months Ended March 31, 2000 and
1999

         Net Income. Net income increased $128,000 or 17.0% to $880,000 for the three months ended March 31, 2000 compared with $752,000 for the same 1999 period. The increase in net income during the 2000 period resulted primarily from a $51,000 increase in net interest income and a $161,000 decrease in non-interest expense, which were partially offset by an increase in income taxes of $73,000.

         Interest Income. Total interest income increased $293,000 or 5.3% to $5.85 million for the three months ended March 31, 2000 from $5.56 million for the same 1999 period. The increase was the result of a $16.6 million, or 5.2%, increase in average interest-earning assets between the periods, as the average yield on interest earning assets was 6.99% during both periods. The increase in the average balance was the result of loan originations and securities purchased during the past twelve months funded by increased borrowed money.

         Interest income on loans increased by $105,000 or 3.7% to $2.9 million during the three months ended March 31, 2000 when compared with $2.8 million for the same 1999 period. The increase during the 2000 period resulted from an increase of $14.4 million, or 10.1%, in the average balance of loans outstanding, which was sufficient to offset a 46 basis point decrease to 7.43% in the yield earned on the loan portfolio. The increased average balance was the result of continued strength in lending volume during the last twelve months. The decreased yield is the result of lower rates obtained on originations during the second and third quarters of 1999, many of which represented refinancings of higher yield loans, as well as downward interest rate adjustments on many of the Bank's adjustable-rate mortgage loans.

         Interest on mortgage-backed securities, all of which are held-to-maturity, increased $264,000, or 14.8%, to $2.0 million during the three months ended March 31, 2000 when compared with $1.8 million for the same 1999 period. The increase during the 2000 period resulted from increases of $11.1 million, or 9.7%, in the average balance of mortgage-backed securities and 28 basis points, to 6.53%, in yield. The increased average balance is the result of purchases exceeding repayments of mortgage-backed securities. The increase in yield is the result of higher interest rates obtained on securities purchased since March 31, 1999.

         Interest earned on investment securities, including both available-for-sale and held-to-maturity issues, decreased by $8,000 or 1.0% to $764,000 during the three months ended March 31, 2000, when compared to $772,000 during the same 1999 period, primarily due to a decrease of $1.4 million, or 3.1%, in the average balance of such assets, which more than offset a 14 basis point increase to 6.86% in the yield earned.

         Interest on other interest-earning assets decreased $68,000, or 35.4%, to $124,000 during the three months ended March 31, 2000 as compared to $192,000 for the same 1999 period. The decrease was due to a decrease of $7.6 million, or 49.0%, in the average balance of such assets, which was partially offset by an increase of 133 basis points, to 6.29%, in the yield earned. The decline in average balance was the result of the redeployment of funds previously invested in short-term interest bearing deposits into higher yielding loans and mortgage-backed securities. The increase yield is reflective of both the declining investment in lower yielding assets and the general increase in market interest rates.

         Interest Expense. Interest expense on deposits decreased $33,000, or 1.5%, to $2.1 million during the three months ended March 31, 2000 when compared to $2.2 million during the same 1999 period. Such decrease was primarily attributable to a decrease of 2 basis points, to 3.89%, in the cost of interest-bearing deposits, along with a $2.8 million, or 1.2%, decrease in the average balance thereof. The average cost of certificates of deposit was 5.03% for both the three months ended March 31, 2000 and 1999. The average cost of non-certificate deposits decreased to 1.83% for the three months ended March 31, 2000 as compared to 1.94% for the same prior year period.

         Interest expense on borrowed money increased by $275,000, or 42.1%, to $928,000 during the three months ended March 31, 2000 when compared with $653,000 during the same 1999 period, primarily due to an increase of $17.2 million, or 35.8%, in the average balance of borrowings outstanding from the FHLB, along with a 26 basis point increase, to 5.70%, in the cost of borrowed money. During the three months ended March 31, 2000, the Bank repaid $3.3 million in long-term borrowings having an average interest rate of 5.30% and increased short-term borrowings by $5.0 million. Included in long-term borrowings repaid was $3.0 million having an interest rate of 5.23% due in 2008 on which the lender exercised its option to convert such debt to replacement funding at the current market rate. The Bank opted to repay this amount.

         Net Interest Income. Net interest income increased $51,000, or 1.9%, during the three months ended March 31, 2000, when compared with the same 1999 period. Such increase was due to an increase in total interest income of $293,000, partially offset by an increase in total interest expense of $242,000. The Bank's net interest rate spread decreased to 2.68% in 2000 from 2.81% in 1999. The decrease in the interest rate spread resulted from a 13 basis point increase in the cost of interest-bearing liabilities. Despite the decrease in the net interest rate spread, net interest income improved due to the additional income generated by a $16.6 million increase in average interest-earning assets, which more than offset the additional cost incurred by a $14.4 million increase in average interest-bearing liabilities.

         Provision for Loan Losses. During both the three months ended March 31, 2000 and 1999, the Bank did not record a provision for loan losses as the existing balance of the allowance for loan losses was considered adequate. During the three months ended March 31, 2000, loan charge-offs totalled $35,000 and there were no loan recoveries. During the three months ended March 31, 1999, loan charge-offs totalled less than $1,000 and there were no loan recoveries. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At March 31, 2000 and 1999, loans delinquent ninety days or more totalled $221,000 and $1.3 million, respectively, representing 0.14% and 0.91%, respectively, of total loans. At March 31, 2000, the allowance for loan losses stood at $1.37 million, representing 0.85% of total loans and 618.9% of loans delinquent ninety days or more. At December 31, 1999, the allowance for loan losses stood at $1.40 million, representing 0.90% of total loans and 176.8% of loans delinquent ninety days or more. At March 31, 1999, the allowance for loan losses stood at $1.72 million, representing 1.19% of total loans and 130.7% of loans delinquent ninety days or more. The $351,000 decrease in the allowance during the past twelve months primarily reflects the final resolution in 1999 of the Bank's largest nonperforming loan, which resulted in a charge-off of $316,000. The Bank monitors its loan portfolio on a continuing basis and intends to continue to provide for loan losses based on its ongoing review of the loan portfolio and general market conditions.

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

         The  allowance  for  loan  losses   includes   specific,   general  and
 unallocated allowances of $- 0 - , $941,000 and $424,000, respectively, at March 31, 2000, as compared to $50,000, $878,000 and $472,000, respectively, at December 31, 1999.

         Non-Interest Income. Non-interest income decreased $10,000, or 6.4%, to $147,000 during the three months ended March 31, 2000 from $157,000 during the same 1999 period.

         Non-Interest Expenses. Non-interest expenses decreased by $161,000, or 9.4%, to $1.56 million during the three months ended March 31, 2000 when compared with $1.72 million during the same 1999 period. The most significant change in non-interest expense occurred in relation to real estate owned, where income of $108,000 was recorded during the three months ended March 31, 2000, as compared to an $8,000 loss in the comparable prior period. The $116,000 improvement was due to gains of $116,000 on real estate sales during the current quarter as opposed to no sales in the prior period quarter.

         Salaries and employee benefits, the largest component of non-interest expenses, increased $6,000, or 0.7%, to $828,000 during the three months ended
March 31, 2000 from $822,000 during the prior year quarter. Other expenses declined $49,000, or 10.5%, to $418,000 during the three months ended March 31, 2000 from $467,000 during the comparable prior period, due largely to decreases in legal fees and the cost of federal deposit insurance. All other elements of non-interest expense, which includes occupancy and equipment expense and amortization of intangibles, remained little changed at $418,000 and $419,000 during the three months ended March 31, 2000 and 1999, respectively.

         Income Taxes. Income tax expense totalled $497,000, or 36.1% of income before income taxes, during the three months ended March 31, 2000 as compared to $424,000, or 36.1% of income before income taxes, during the comparable 1999 period.

Liquidity and Capital Resources

         The Company's and Bank's primary sources of funds on a long-term and short-term basis are deposits, principal and interest payments on loans, mortgage-backed and investment securities and FHLB borrowings. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features on debt securities are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's currently required liquidity ratio is 4.0%. At March 31, 2000 and December 31, 1999, the Bank's regulatory liquidity ratios were 25.14% and 25.40%, respectively.

         At March 31, 2000, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $37.6 million, or 10.8% of total adjusted assets, which is above the required level of $5.2 million, or 1.5%; core capital of $37.6 million, or 10.8% of total adjusted assets, which is above the required level of $13.9 million, or 4.0%; and risk-based capital of $38.9 million, or 28.7% of risk-weighted assets, which is above the required level of $10.9 million, or 8.0%.

         The Company's most liquid assets are cash and cash equivalents and securities available for sale. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At March 31, 2000, cash and cash equivalents and securities available for sale totalled $6.9 million, or 2.0% of total assets.

         The Company, through its Bank subsidiary, has other sources of liquidity if a need for additional funds arises, including FHLB borrowings. At March 31, 2000, the Bank had $66.0 million in borrowings outstanding from the FHLB. Depending on market conditions, the pricing of deposit products and FHLB borrowings, the Bank may continue to rely on FHLB borrowings to fund asset growth.

         At March 31, 2000, the Bank had commitments to originate and purchase loans and fund unused outstanding lines of credit and undisbursed proceeds of construction mortgages totalling $17.6 million and no commitments to purchase securities. The Bank anticipates that it will have sufficient funds available to meet its current commitments. Certificate accounts, including Individual Retirement Account accounts, which are scheduled to mature in less than one year from March 31, 2000, totalled $113.9 million. The Bank expects that substantially all of the maturing certificate accounts will be retained by the Bank.

         The initial impact of the reorganization and offering on the liquidity and capital resources of the Company was to substantially increase the liquid assets of the Company and the capital base on which the Company operates. Subsequently, a substantial majority of the offering proceeds was invested in readily marketable investment grade securities. The additional capital resulting from the offerings increased the capital bases of the Company and the Bank. At March 31, 2000, the Company and the Bank had total equity, determined in accordance with generally accepted accounting principles, of $47.8 million and $42.0 million, respectively, or 13.5% and 12.0%, respectively, of total assets. The Bank's regulatory tangible capital at that date, which excludes intangible assets of $4.5 million and unrealized securities losses, net of deferred income taxes, of $49,000, was $37.6 million, or 10.8% of adjusted total assets. An institution with a ratio of tangible capital to adjusted total assets of greater than or equal to 5.0% is considered to be "well-capitalized" pursuant to OTS regulations.

                            WEST ESSEX BANCORP, INC.
                           PART II . OTHER INFORMATION
                                 March 31, 2000


ITEM 1. Legal Proceedings

          The Company and the Bank are parties to various litigation which arises primarily in the ordinary course of business. Included in this litigation are various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interest, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. In the opinion of management, the ultimate disposition of such litigation should not have a material effect on the consolidated financial position or operations of the Company.


ITEM 2. Changes in Securities

          None.


ITEM 3. Defaults Upon Senior Securities

          None.


ITEM 4. Submission of Matters to a Vote of Security Holders

          The 2000 Annual Meeting of Stockholders was held on April 27, 2000. The following matters were submitted to the stockholders:

          1.  Election of two directors:

              A. Directors elected at the meeting for terms to expire in 2003:


                                                     Number of Shares
                                            ------------------------------------
                                                  For               Withheld
                                            -----------------  -----------------

                  Mr. William J. Foody         3,818,377             72,851
                  Mr. Leopold W. Montanaro     3,807,876             83,352



                               The following directors' terms of office as a director continued after the meeting:

                 (i)      Mr. David F. Brandly
                 (ii)     Mr. John J. Burke
                 (iii)    Mr. Everett N. Leonard
                 (iv)     Mr. James P. Vreeland

                            WEST ESSEX BANCORP, INC.
                           PART II . OTHER INFORMATION
                                 March 31, 2000



ITEM 4. Submission of Matters to a Vote of Security Holders  (Cont'd.)

                                                                                        Number of Shares
                                                              ---------------------------------------------------------------------
                                                                   For              Against          Abstained          Non-Vote
                                                              ----------------  -----------------  ---------------  ---------------
   2.  The ratification of Amendments to the West Essex
        Bancorp, Inc. 1999 Stock-Based Incentive Plan.          1,378,216            157,307            5,584          2,350,121

   3.  The ratification of Radics & Co., LLC
        as independent auditors of the
        Company for the fiscal year
        ending December 31, 2000.                               3,857,644             32,105            1,478            -

   4.  Stockholder proposal to recommend that the
        Board of Directors take whatever actions
        necessary to enhance shareholder value                    246,282          3,001,450          261,811            381,685



ITEM 5. Other Information

          None

ITEM 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

          3.1     Charter of West Essex Bancorp, Inc.  *
          3.2     Bylaws of West Essex Bancorp, Inc.  *
          4.0     Form of Common Stock Certificate  *
         11.0     Statement regarding computation of per share earnings
         27.0     Financial Data Schedule

              * Incorporated herein by reference into this document from the Exhibits to Form S-1 Registration Statement and any amendments thereto, Registration No. 333-56729.

(b)      Reports on Form 8-K:

                  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  WEST ESSEX BANCORP, INC.


Date:    May 12, 2000             By  /s/ Leopold W. Montanaro
      ------------------------       ------------------------------
                                     Leopold W. Montanaro
                                      President and Chief Executive Officer
                                       (Principal Executive Officer)



Date:    May 12, 2000             By:  /s/ Dennis A. Petrello
      ------------------------        ---------------------------
                                       Dennis A. Petrello
                                        Executive Vice President and
                                          and Chief Financial Officer
                                           (Principal Financial and
                                             Accounting Officer)