Form 10QSB
period 2000-06-30
WEST ESSEX BANCORP INC
filed 2000-08-08
CIK 1063438

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2000
                                ----------------------------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------     ---------------


                  Commission File Number     0-29770
                                             -------


                            WEST ESSEX BANCORP, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


      UNITED STATES                                       22-3597632
-------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)


417 Bloomfield Avenue, Caldwell, New Jersey                 07006
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Issuer's telephone number, including area code           973-226-7911
                                               --------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

4,034,074 shares of common stock, par value $0.01 par share, were outstanding as of July 31, 2000.

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                               -----     -----

                            WEST ESSEX BANCORP, INC.

                                   FORM 10-QSB

                       For the Quarter Ended June 30, 2000

                                      INDEX

                                                                               Page
                                                                              Number
                                                                           ------------

PART I      FINANCIAL INFORMATION

  Item 1.   Financial Statements                                                1

              Consolidated Statements of Financial Condition at
              June 30, 2000 and December 31, 1999 (Unaudited)                   2

              Consolidated Statements of Income for the Three and
              Six Months Ended June 30, 2000 and 1999 (Unaudited)               3

              Consolidated Statements of Comprehensive Income for the
              Three and Six Months Ended June 30, 2000 and 1999 (Unaudited)     4

              Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 2000 and 1999 (Unaudited)              5-6

              Notes to Consolidated Financial Statements                        7

  Item 2.   Management's Discussion and Analysis or Plan
             of Operations                                                     8-16

PART II     OTHER INFORMATION

  Item 1.   Legal Proceedings                                                   17
  Item 2.   Changes in Securities                                               17
  Item 3.   Defaults Upon Senior Securities                                     17
  Item 4.   Submission of Matters to a Vote of Security Holders                 17
  Item 5.   Other Information                                                   17
  Item 6.   Exhibits and Reports on Form 8-K                                    17

SIGNATURES                                                                      18

                            WEST ESSEX BANCORP, INC.
                          PART I. FINANCIAL INFORMATION
                                  June 30, 2000
                  ---------------------------------------------


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

The results of operations for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (Unaudited)

                                                                                  June 30,             December 31,
                                                                                    2000                   1999
                                                                             --------------------   --------------------
Assets
------
Cash and amounts due from depository institutions                               $   1,428,882         $   5,728,992
Interest-bearing deposits in other banks                                            3,080,616             7,016,853
                                                                                 -------------         -------------
       Total cash and cash equivalents                                              4,509,498            12,745,845

Securities available for sale                                                       2,916,560             2,923,750
Investment securities held to maturity                                             41,727,696            41,582,003
Mortgage-backed securities held to maturity                                       122,455,755           121,223,315
Loans receivable                                                                  164,541,814           153,276,187
Real estate owned                                                                     870,409               899,738
Premises and equipment                                                              2,690,020             2,737,456
Federal Home Loan Bank of New York stock                                            3,558,400             3,272,700
Accrued interest receivable                                                         2,132,373             2,005,563
Excess of cost over assets acquired                                                 4,346,964             4,643,348
Other assets                                                                        3,234,433             2,996,932
                                                                                 -------------         -------------
       Total assets                                                             $ 352,983,922         $ 348,306,837
                                                                                 =============         =============

Liabilities and Stockholders' Equity
------------------------------------
Liabilities

Deposits                                                                        $ 235,410,999         $ 234,977,812
Borrowed money                                                                     67,050,553            64,340,115
Advance payments by borrowers for taxes and insurance                               1,132,316             1,044,140
Other liabilities                                                                     953,666               834,824
                                                                                 -------------         -------------
       Total liabilities                                                          304,547,534           301,196,891
                                                                                 -------------         -------------

Stockholders' Equity

Preferred stock (par value $.01), 1,000,000 shares
  authorized; no shares issued or outstanding                                              --                    --
Common stock (par value $.01), 9,000,000 shares authorized;
  shares issued 4,197,233; shares outstanding 4,034,074 (2000)
  and 4,054,357 (1999)                                                                 41,972                41,972
Additional paid-in capital                                                         17,324,919            17,332,133
Retained earnings - substantially restricted                                       34,441,937            33,054,528
Common stock acquired by Employee Stock Ownership
  Plan ("ESOP")                                                                    (1,105,195)           (1,178,874)
Unearned Incentive Plan stock                                                        (593,107)             (655,549)
Treasury stock, at cost; 163,159 shares (2000) and
  142,876 shares (1999)                                                            (1,621,533)           (1,436,550)
Accumulated other comprehensive loss - Unrealized
  loss on securities available for sale, net of income taxes                          (52,605)              (47,714)
                                                                                 -------------         -------------
       Total stockholders' equity                                                  48,436,388            47,109,946
                                                                                 -------------         -------------
       Total liabilities and stockholders' equity                               $ 352,983,922         $ 348,306,837
                                                                                 =============         =============

See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
         --------------------------------------------------------------
                                   (Unaudited)

                                                           Three Months Ended June 30,               Six Months Ended June 30,
                                                       ----------------------------------       ----------------------------------
                                                           2000                  1999               2000                  1999
                                                       ------------          ------------       ------------          ------------

Interest income:
     Loans                                             $ 3,066,429           $ 2,703,672         $ 5,982,959          $ 5,514,759
     Mortgage-backed securities                          2,106,444             2,016,636           4,154,338            3,800,926
     Investment securities                                 766,660               833,127           1,530,440            1,604,722
     Other interest-earning assets                          88,443               157,227             212,232              349,586
                                                       ------------          ------------        ------------         ------------

             Total interest income                       6,027,976             5,710,662          11,879,969           11,269,993
                                                       ------------          ------------        ------------         ------------

Interest expense:
     Deposits                                            2,264,353             2,152,753           4,403,603            4,324,253
     Borrowed money                                        981,702               851,409           1,909,141            1,504,752
                                                       ------------          ------------        ------------         ------------

             Total interest expense                      3,246,055             3,004,162           6,312,744            5,829,005
                                                       ------------          ------------        ------------         ------------

Net interest income                                      2,781,921             2,706,500           5,567,225            5,440,988
Provision for loan losses                                       -                     -                   -                    -
                                                       ------------          ------------        ------------         ------------
Net interest income after provision for loan losses      2,781,921             2,706,500           5,567,225            5,440,988
                                                       ------------          ------------        ------------         ------------

Non-interest income:
     Fees and service charges                              103,213                91,131             191,771              184,756
     Gain on sale of securities available for sale              -                 34,515                  -                34,515
     Other                                                  35,510                48,022              94,000              111,171
                                                       ------------          ------------        ------------         ------------

             Total non-interest income                     138,723               173,668             285,771              330,442
                                                       ------------          ------------        ------------         ------------

Non-interest expenses:
     Salaries and employee benefits                        832,784               768,550           1,660,309            1,590,295
     Net occupancy expense of premises                      81,858                77,888             181,392              180,551
     Equipment                                             182,362               159,479             352,905              328,023
     (Gain) loss on real estate owned                      (58,531)               10,899            (166,770)              18,655
     Amortization of intangibles                           148,192               148,192             296,384              296,384
     Miscellaneous                                         459,597               572,404             877,179            1,039,460
                                                       ------------          ------------        ------------         ------------

             Total non-interest expenses                 1,646,262             1,737,412           3,201,399            3,453,368
                                                       ------------          ------------        ------------         ------------

Income before income taxes                               1,274,382             1,142,756           2,651,597            2,318,062
Income taxes                                               453,581               409,063             950,860              832,790
                                                       ------------          ------------        ------------         ------------

Net income                                             $   820,801           $   733,693         $ 1,700,737          $ 1,485,272
                                                       ============          ============        ============         ============

Net income per common share - basic and diluted        $      0.21           $      0.18         $      0.44          $      0.37
                                                       ============          ============        ============         ============

Dividends declared per common share                    $      0.10           $     0.075         $      0.20          $      0.15
                                                       ============          ============        ============         ============

Weighted average number of common shares
  outstanding - basic and diluted                        3,858,743             4,069,783           3,858,886            4,067,936
                                                       ============          ============        ============         ============

See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (Unaudited)

                                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                               ---------------------------------   -------------------------------
                                                                    2000              1999              2000              1999
                                                               --------------    ---------------   --------------    -------------

Net income                                                      $   820,801       $    733,693      $  1,700,737      $ 1,485,272
                                                               --------------    ---------------   --------------    -------------

Other comprehensive income -
  Unrealized holding (losses) on securities available
       for sale, net of income taxes of $2,245, $54,915,
        $2,748 and $94,278, respectively                             (3,995)           (97,711)           (4,891)        (167,750)

  Reclassification adjustment for realized gains on
       securities available for sale, net of income
       taxes of $12,418 in 1999                                          -             (22,096)               -           (22,096)
                                                               --------------    ---------------   --------------    -------------

Total other comprehensive income                                     (3,995)          (119,807)           (4,891)        (189,846)
                                                               --------------    ---------------   --------------    -------------

Comprehensive income                                            $   816,806       $    613,886      $  1,695,846      $ 1,295,426
                                                               ==============    ===============   ==============    =============

See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        ----------------------------------------------------------------
                                   (Unaudited)

                                                                                       Six Months Ended June 30,
                                                                                    ------------------------------
                                                                                      2000                  1999
                                                                                    --------              --------

Cash flows from operating activities:
  Net income                                                                      $ 1,700,737          $  1,485,272
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization of premises and equipment                           129,776               119,116
    Net accretion of premiums, discounts and deferred loan fees                      (199,378)              (64,228)
    Amortization of intangibles                                                       296,384               296,384
    (Gain) on sale of securities available for sale                                        -                (34,515)
    (Gain) on sale of real estate owned                                              (195,461)                   -
    (Increase) in accrued interest receivable                                        (126,810)              (92,683)
    (Increase) in other assets                                                       (234,753)              (70,824)
    Increase in interest payable                                                       53,272                24,503
    Increase in other liabilities                                                     113,210               101,221
    Amortization of Incentive Plan cost                                                62,442                    -
    ESOP shares committed to be released                                               67,275                68,998
                                                                                  ------------         -------------
       Net cash provided by operating activities                                    1,666,694             1,833,244
                                                                                  ------------         -------------
Cash flows from investing activities:
  Proceeds from sales of securities available for sale                                     -              5,021,875
  Proceeds from maturities and calls of investment securities held to maturity             -             13,000,000
  Purchases of investment securities held to maturity                                      -            (19,344,969)
  Principal repayments on mortgage-backed securities held to maturity              11,148,681            21,194,105
  Purchases of mortgage-backed securities held to maturity                        (12,337,689)          (36,245,370)
  Purchase of loans receivable                                                     (3,249,507)             (831,426)
  Net (increase) in loans receivable                                               (8,171,585)           (9,804,755)
  Proceeds from sales of real estate owned                                            390,059                    -
  Additions to premises and equipment                                                 (82,340)              (11,683)
  Purchase of Federal Home Loan Bank of New York stock                               (285,700)             (571,700)
                                                                                  ------------         -------------
       Net cash (used in) investing activities                                    (12,588,081)          (27,593,923)
                                                                                  ------------         -------------
Cash flows from financing activities:
  Net increase (decrease) in deposits                                                 398,154            (2,365,650)
  Net change in short-term borrowed money                                           7,000,000             9,000,000
  Proceeds of long-term borrowed money                                                     -             15,000,000
  Repayment of long-term borrowed money                                            (4,289,562)           (5,000,181)
  Net increase in advance payments by borrowers for taxes and insurance                88,176               112,237
  Purchases of treasury stock                                                        (198,400)                   -
  Cash dividends paid                                                                (313,328)             (277,067)
                                                                                  ------------         -------------
       Net cash provided by financing activities                                    2,685,040            16,469,339
                                                                                  ------------         -------------

Net (decrease) in cash and cash equivalents                                        (8,236,347)           (9,291,340)
Cash and cash equivalents - beginning                                              12,745,845            16,371,431
                                                                                  ------------         -------------
Cash and cash equivalents - ending                                                $ 4,509,498          $  7,080,091
                                                                                  ============         =============

See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        ----------------------------------------------------------------
                                   (Unaudited)

                                                                   Six Months Ended June 30,
                                                             -------------------------------------
                                                                   2000                 1999
                                                             -----------------    ----------------

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
      Income taxes                                             $ 1,085,980           $   773,400
                                                               ============          ============

      Interest                                                 $ 6,259,472           $ 5,804,502
                                                               ============          ============

Supplemental schedule of noncash investing activities:
  Unrealized (loss) on securities
      available or sale, net of income taxes                   $    (4,891)          $  (189,846)
                                                               ============          ============

  Loans receivable transferred to real estate owned            $   165,269           $   192,063
                                                               ============          ============

  Issuance of treasury stock to fund Supplemental Employee
    Retirement Plan                                            $    12,607           $        -
                                                               ============          ============


See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1. PRINCIPLES OF CONSOLIDATION
------------------------------

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

2.   BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and regulations S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

3.    STOCKHOLDERS' EQUITY
--------------------------

At June 30, 2000, West Essex Bancorp, M.H.C. ("MHC"), a mutual holding company, owns 2,340,121 shares of Company common stock, representing 58.3% of all Company common stock outstanding. During both 2000 and 1999, MHC waived its right to receive cash dividends on the shares of Company common stock it owns. The amount of such waived dividends was approximately $235,000 and $176,000 during the three months ended June 30, 2000 and 1999, respectively, and $470,000 and $353,000 during the six months ended June 30, 2000 and 1999, respectively.

4.   NET INCOME PER COMMON SHARE
--------------------------------

Basic net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the unallocated portion of shares held by the ESOP in accordance with the American Institute of Certified Public Accountants' Statement of Position 93-6. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of unallocated ESOP shares, unearned Incentive Plan shares and stock options, if dilutive, using the treasury stock method. As of and for the three and six month periods ended June 30, 2000 and 1999, none of the potentially dilutive securities were included in the computation of diluted net income per share as they were anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

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

Management Strategy

     The Company's current strategic plan is to maintain profitability and its well-capitalized position to take advantage of future expansion or growth opportunities, while managing growth, maintaining asset quality, controlling expenses and reducing exposure to credit and interest rate risk. Management seeks to accomplish these goals by: (1) emphasizing its retail banking services through its network of branch offices, which includes the origination of one-to-four family mortgage loans, as well as commercial real estate, home equity, multi-family, construction and development and consumer loans, in the communities it serves as market conditions permit; (2) enhancing earnings and offsetting the effects of the extreme competition for real estate loans in the Bank's market area primarily through the purchase of adjustable-rate mortgage-backed securities, which provide a source of liquidity, low credit risk and low administrative cost as well as helping to manage interest rate risk; and
(3) continuing to monitor interest rate risk. Management has aggressively sought to increase loan originations in recent years and was successful in increasing loans receivable, net, from $82.1 million at December 31, 1996 to $140.3 million, $153.3 million and $164.5 million at December 31, 1998, December 31, 1999 and June 30, 2000, respectively. Management was successful in increasing loan originations primarily by increasing the amount of advertising the Bank does in its primary market area, paying fees to mortgage brokers who send loan applicants to the Bank to whom the Bank originates loans and providing cash incentives to its mortgage origination and retail staff to increase loan originations. Competition, however, has remained intense in the Bank's market area, which has resulted in the Company's total securities portfolio representing a greater percentage of total assets than its loan portfolio in each of the last five years. Management believes that continuing to seek lending opportunities, as well as investing in mortgage-backed securities, the majority of which are adjustable-rate, enables the Company to effectively control its interest rate risk while at the same time enabling it to maintain a balance of high quality, diversified investments, provide collateral for short and long-term borrowings and lessen exposure to credit risk.

Comparison of Financial Condition at June 30, 2000 and December 31, 1999

     Total assets were $353.0 million at June 30, 2000, compared to $348.3 million at December 31, 1999, an increase of $4.7 million, or 1.3%. The increase in assets was funded primarily by net income of $1.7 million and an increase in Federal Home Loan Bank of New York ("FHLB") borrowings of $2.7 million.

     Cash and cash equivalents, primarily interest-bearing deposits with the FHLB, decreased $8.2 million to $4.5 million at June 30, 2000 from $12.7 million at December 31, 1999. The decrease in cash and cash equivalents was used primarily to fund loan purchases and originations.

     In the aggregate, mortgage-backed securities and investment securities, including available-for-sale and held to maturity issues, totalled $167.1 million at June 30, 2000, an increase of $1.4 million, or 0.8%, from $165.7 million at December 31, 1999. Mortgage-backed securities, all of which are held to maturity, increased $1.2 million due to purchases exceeding repayments. Investment securities held to maturity and securities available for sale reflected only marginal changes.

     Loans receivable increased by $11.2 million, or 7.3%, to $164.5 million at June 30, 2000 from $153.3 million at December 31, 1999. Such increase was funded by the aforementioned decrease in cash and cash equivalents and by a $2.7 million increase in borrowings.

     Deposits totalled $235.4 million at June 30, 2000, an increase of $433,000, or 0.2%, over the $235.0 million balance at December 31, 1999.

     Borrowed money increased $2.71 million, or 4.2%, to $67.05 million at June 30, 2000, as compared to $64.34 million at December 31, 1999. During the six months ended June 30, 2000, long-term debt of $4.3 million was repaid and short-term borrowings were increased by $7.0 million.

     Stockholders' equity increased $1.3 million, or 2.8%, to $48.4 million, primarily due to the retention of net income.

Comparison of Operating Results for the Three Months Ended June 30, 2000 and
1999

     Net Income. Net income increased $87,000, or 11.9%, to $821,000 for the three months ended June 30, 2000 compared with $734,000 for the same 1999 period. The increase in net income during the 2000 period resulted primarily from a $75,000 increase in net interest income and a $91,000 decrease in non-interest expenses, which were partially offset by a decrease in non-interest income of $35,000 and an increase in income taxes of $44,000.

     Interest Income. Total interest income increased $317,000, or 5.6%, to $6.0 million for the three months ended June 30, 2000 from $5.7 million for the same 1999 period. The increase was the result of a $6.0 million, or 1.8%, increase in average interest-earning assets between the periods, along with a 25 basis point increase in yield. The increase in the average balance was the result of loan originations during the past twelve months funded by increased borrowed money. The increase in yield was the result of higher rates obtained on securities purchased and loans originated since December 31, 1999.

     Interest income on loans increased by $363,000 or 13.4% to $3.1 million during the three months ended June 30, 2000 when compared with $2.7 million for the same 1999 period. The increase during the 2000 period resulted from an increase of $15.7 million, or 10.7%, in the average balance of loans outstanding, along with an 18 basis point increase to 7.52% in the yield earned on the loan portfolio. The increased average balance was the result of strong lending volume. The increased yield is the result of higher rates obtained on originations as well as upward interest rate adjustments on the Bank's adjustable-rate mortgage loans.

     Interest on mortgage-backed securities, all of which are held-to-maturity, increased $89,000 or 4.4%, to $2.1 million during the three months ended June 30, 2000 when compared with $2.0 million for the same 1999 period. The increase during the 2000 period resulted from increases of $2.1 million, or 1.7%, in the average balance of mortgage-backed securities and 17 basis points, to 6.75%, in yield. The increased average balance is the result of purchases of mortgage-backed securities exceeding repayments. The increased yield is the result of higher rates obtained on securities purchased.

     Interest earned on investment securities, including both available-for-sale and held-to-maturity issues, decreased by $66,000, or 7.9%, to $767,000 during the three months ended June 30, 2000, when compared to $833,000 during the same 1999 period, primarily due to a decrease of $6.3 million, or 12.4%, in the average balance of such assets, which more than offset a 34 basis point increase to 6.88% in the yield earned. The decrease in average balance was the result of maturities of securities exceeding purchases thereof. The increase in yield was the result of the higher rates available on securities purchased.

     Interest on other interest-earning assets decreased $69,000, or 43.9%, to $88,000 during the three months ended June 30, 2000 as compared to $157,000 for the same 1999 period. The decrease was due to a decrease of $5.5 million, or 47.1%, in the average balances of such assets, partially offset by an increase of 31 basis points, to 5.68%, in yield.

     Interest Expense. Interest expense on deposits increased $112,000, or 11.5%, to $2.27 million during the three months ended June 30, 2000 when compared to $2.15 million during the same 1999 period. Such increase was primarily attributable to an increase of 27 basis points, to 4.14%, in the cost of interest-bearing deposits, partially offset by a $3.7 million, or 1.7%, decrease in the average balance thereof. The increase in cost is due to higher interest rates paid on certificates of deposits, which averaged 5.35% for the three months ended June 30, 2000 as compared to 5.00% for the same 1999 period. The average cost of non-certificate deposits was 1.85% for the three months ended June 30, 2000 as compared to 1.87% for the same prior year period.

     Interest expense on borrowed money increased by $130,000, or 15.3%, to $981,000 during the three months ended June 30, 2000 when compared with $851,000 during the same 1999 period, primarily due to an increase of $7.5 million, or 12.6%, in the average balance of borrowings outstanding from the FHLB, along with a 13 basis point increase to 5.85% in the cost of borrowed money. During the three months ended June 30, 2000, the Bank repaid $947,000 in long-term borrowings having an average interest rate of 6.60%. Short-term borrowings totalled $13.0 million at June 30, 2000 and had an average interest rate of 6.44% as compared to $11.0 million at March 31, 2000, at an average rate of 6.03%.

     Net Interest Income. Net interest income increased $75,000, or 2.8%, during the three months ended June 30, 2000, when compared with the same 1999 period. Such increase was due to an increase in total interest income of $317,000, partially offset by an increase in total interest expense of $242,000. The net interest rate spread decreased to 2.58% in 2000 from 2.61% in 1999. The decrease in the interest rate spread resulted from an increase of 28 basis points in the cost of interest-bearing liabilities, which more than offset a 25 basis point increase in the yield on interest-earning assets. Net interest income improved despite the decline in spread due to the additional income generated by a $6.0 million increase in average interest-earning assets, which more than offset the additional cost incurred by a $3.8 million increase in average interest-bearing liabilities.

     Provision for Loan Losses. During the three months ended June 30, 2000 and 1999, the Bank did not record a provision for loan losses as the existing balance of the allowance for loan losses was considered adequate. There were no loan charge-offs or recoveries during the three months ended June 30, 2000. During the three months ended June 30, 1999, there was a $316,000 charge-off related to the final resolution of a $694,000 construction loan and no loan recoveries. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 2000 and 1999, loans delinquent ninety days or more totalled $142,000 and $847,000, respectively, representing 0.08% and 0.55%, respectively, of total loans. At June 30, 2000, the allowance for loan losses stood at $1.37 million, representing 0.81% of total loans and 959.0% of loans delinquent ninety days or more. At December 31, 1999, the allowance for loan losses stood at $1.40 million, representing 0.90% of total loans and 176.8% of loans delinquent ninety days or more. At June 30, 1999, the allowance for loan losses stood at $1.40 million, representing 0.92% of total loans and 165.4% of loans delinquent ninety days or more. The Bank monitors its loan portfolio on a continuing basis and intends to continue to provide for loan losses based on its ongoing review of the loan portfolio and general market conditions.

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

     The allowance for loan losses includes specific, general and unallocated allowances of $23,000, $986,000 and $356,000, respectively, at June 30, 2000, as compared to $ -0- , $941,000 and $424,000, respectively, at March 31, 2000. The general allowance has increased 4.8% since the prior quarter end due to a 5.0% increase in total loans.

     Non-Interest Income. Non-interest income decreased $35,000, or 20.1%, to $139,000 during the three months ended June 30, 2000 from $174,000 during the same 1999 period. The 1999 amount includes a $35,000 gain on the sale of a security available for sale.

     Non-Interest Expenses. Non-interest expenses decreased by $89,000, or 5.1%, to $1.65 million during the three months ended June 30, 2000 when compared with $1.74 million during the same 1999 period. The primary components of the period decrease were a $69,000 improvement in results related to real estate owned and a $113,000 decrease in miscellaneous non-interest expenses, partially offset by a $64,000 increase in salaries and employee benefits. The improved real estate owned results were attributable to $64,000 in gains from property sales in the current period as compared to no sales in the comparable prior year period. Salaries and employee benefits, the largest component of non-interest expenses, increased $64,000, or 8.3%, to $833,000 during the three months ended June 30, 2000 from $769,000 during the prior year quarter. Miscellaneous non-interest expenses decreased $112,000, or 19.6%, to $460,000 during the three months ended June 30, 2000 from $572,000 during the prior year quarter due primarily to three factors: reduced Federal Deposit Insurance Corporation deposit insurance costs, reduced expenditures related to advertising the Bank's products and the higher level of a variety of costs during the prior year period as a result of the Company being in its first full year as a public entity. All other elements of non-interest expense remained little changed at $412,000 and $386,000 during the three months ended June 30, 2000 and 1999, respectively.

     Income Taxes. Income tax expense totalled $454,000, or 35.6% of income before income taxes, during the three months ended June 30, 2000 as compared to $409,000, or 35.8% of income before income taxes, during the comparable 1999 period.

Comparison of Operating Results for the Six Months Ended June 30, 2000 and 1999

     Net Income. Net income increased $216,000, or 14.5%, to $1.7 million for the six months ended June 30, 2000 compared with $1.5 million for the same 1999 period. The increase in net income during the 2000 period resulted primarily from a $126,000 increase in net interest income and a $252,000 decrease of non-interest expenses, which were partially offset by a decrease in non-interest income of $44,000 and an increase in income taxes of $118,000.

     Interest Income. Total interest income increased $610,000, or 5.4%, to $11.9 million for the six months ended June 30, 2000 from $11.3 million for the same 1999 period. The increase was the result of a $11.3 million, or 3.5%, increase in average interest-earning assets between the periods, along with a 13 basis point increase in yield. The increase in the average balance was the result of loan originations during the past twelve months funded by increased borrowed money.

     Interest income on loans increased by $468,000, or 8.5%, to $6.0 million during the six months ended June 30, 2000 when compared with $5.5 million for the same 1999 period. The increase during the 2000 period resulted from an increase of $15.1 million, or 10.4%, in the average balance of loans outstanding, which was sufficient to offset a 13 basis point decrease to 7.48% in the yield earned on the loan portfolio. The increased average balance was the result of strong lending volume. The decreased yield is the result of lower rates obtained on originations during the last half of 1999 as well as downward interest rate adjustments on the Bank's adjustable-rate mortgage loans during that period. As noted in the three month analysis, the trend in interest rates reversed in the second quarter of 2000, with that quarter's yield exceeding that of the prior year quarter for the first time in several years.

     Interest on mortgage-backed securities, all of which are held-to-maturity, increased $353,000, or 9.3%, to $4.2 million during the six months ended June 30, 2000 when compared with $3.8 million for the same 1999 period. The increase during the 2000 period resulted from increases of $6.6 million, or 5.6%, in the average balance of mortgage-backed securities and 22 basis points, to 6.64%, in yield. The increased average balance is the result of purchases of mortgage-backed securities exceeding repayments. The increase in yield is the result of higher interest rates obtained on securities purchased.

     Interest earned on investment securities, including both available-for-sale and held-to-maturity issues, decreased by $74,000, or 4.6%, to $1.5 million during the six months ended June 30, 2000, when compared to $1.6 million during the same 1999 period, primarily due to a decrease of $3.9 million, or 8.0%, in the average balance of such assets, which more than offset a 25 basis point increase to 6.87% in the yield earned. The decrease in average balance was the result of calls and maturities exceeding purchases of such securities. The increase in yield was the result of the higher rates available on securities purchased.

     Interest on other interest-earning assets decreased $138,000, or 39.4%, to $212,000 during the six months ended June 30, 2000 as compared to $350,000 for the same 1999 period. The decrease was due to a decrease of $6.5 million, or 48.2%, in the average balance of such assets, which was more than sufficient to offset an 87 basis point increase in yield.

     Interest Expense. Interest expense on deposits increased $80,000, or 1.9%, to $4.4 million during the six months ended June 30, 2000 when compared to $4.3 million during the same 1999 period. Such increase was primarily attributable to an increase of 13 basis points, to 4.01%, in the cost of interest-bearing deposits, partially offset by a $3.2 million, or 1.4%, decrease in the average balance thereof. The increase in cost is due to higher interest rates paid on certificates of deposit, which averaged 5.19% for the six months ended June 30, 2000 as compared to 5.01% for the same 1999 period. The average cost of non-certificate deposits was 1.84% for the six months ended June 30, 2000 as compared to 1.90% for the same prior year period.

     Interest expense on borrowed money increased by $404,000, or 21.2%, to $1.9 million during the six months ended June 30, 2000 when compared with $1.5 million during the same 1999 period, primarily due to an increase of $12.4 million, or 23.0%, in the average balance of borrowings outstanding from the FHLB, along with an 18 basis point increase to 5.78% in the cost of borrowed money. During the six months ended June 30, 2000, the Bank repaid $4.3 million in long-term borrowings having an average interest rate of 5.58%. At June 30, 2000 and December 31, 1999, short-term borrowings totalled $13.0 million and $6.0 million, respectively, and carried an average rate of 6.44% and 5.80%, respectively.

     Net Interest Income. Net interest income increased $126,000, or 2.3%, during the six months ended June 30, 2000, when compared with the same 1999 period. Such increase was due to an increase in total interest income of $610,000, partially offset by an increase in total interest expense of $484,000. The net interest rate spread decreased to 2.64% in 2000 from 2.71% in 1999. The decrease in the interest rate spread resulted from an increase of 20 basis points in the cost of interest-bearing liabilities which more than offset a 13 basis point increase in the yield on interest-earning assets. Net interest income improved despite the decline in spread due to the additional income generated by an $11.3 million increase in average interest-earning assets, which more than offset the additional cost incurred by a $9.1 million increase in average interest-bearing liabilities.

     Provision for Loan Losses. During the six months ended June 30, 2000 and 1999, the Bank did not record a provision for loan losses as the existing balance of the allowance for loan losses was considered adequate. During the six months ended June 30, 2000 and 1999, charge-offs totalled $35,000 and $316,000, respectively. The 1999 charge-off related to the final resolution of a $694,000 construction loan. There were no recoveries during the six months ended June 30, 2000 and 1999. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 2000 and 1999, loans delinquent ninety days or more totalled $142,000 and $847,000, respectively, representing 0.08% and 0.55%, respectively, of total loans. At June 30, 2000, the allowance for loan losses stood at $1.37 million, representing 0.81% of total loans and 959.0 % of loans delinquent ninety days or more. At December 31, 1999, the allowance for loan losses stood at $1.40 million, representing 0.90% of total loans and 176.8% of loans delinquent ninety days or more. At June 30, 1999, the allowance for loan losses stood at $1.40 million, representing 0.92% of total loans and 165.4% of loans delinquent ninety days or more. The Bank monitors its loan portfolio on a continuing basis and intends to continue to provide for loan losses based on its ongoing review of the loan portfolio and general market conditions.

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

     The allowance for loan losses includes specific, general and unallocated allowances of $23,000, $986,000 and $356,000, respectively, at June 30, 2000, as compared to $50,000, $878,000 and $472,000, respectively, at December 31, 1999. The general allowance has increased 12.3% since December 31, 1999, due primarily to an 8.3% increase in total loans.

     Non-Interest Income. Non-interest income decreased $44,000, or 13.3%, to $286,000 during the six months ended June 30, 2000 from $330,000 during the same 1999 period. The 1999 amount includes a $35,000 gain on the sale of a security available for sale.

     Non-Interest Expenses. Non-interest expenses decreased by $252,000, or 7.3%, to $3.20 million during the six months ended June 30, 2000 when compared with $3.45 million during the same 1999 period. The primary components of the period decrease were a $185,000 improvement in results related to real estate owned and a $162,000 decrease in miscellaneous non-interest expenses, partially offset by a $70,000 increase in salaries and employee benefits. The improved real estate owned results were attributable to $195,000 in gains from property sales in the current period as compared to no sales in the comparable prior year period. Salaries and employee benefits, the largest component of non-interest expenses, increased $70,000, or 4.4%, to $1.7 million during the six months ended June 30, 2000 from $1.6 million during the prior year period. Miscellaneous non-interest expenses decreased $162,000, or 15.6%, to $877,000 during the six months ended June 30, 2000, from $1.04 million during the comparable prior year period, primarily due to three factors: reduced Federal Deposit Insurance Corporation deposit insurance costs, reduced expenditures related to advertising the Bank's products and the higher level of a variety of costs during the prior year period as a result of the Company being in its first full year as a public entity. All other elements of non-interest expense remained little changed at $831,000 and $805,000 during the six months ended June 30, 2000 and 1999, respectively.

     Income Taxes. Income tax expense totalled $951,000, or 35.9% of income before income taxes, during the six months ended June 30, 2000 as compared to $833,000, or 35.9% of income before income taxes, during the comparable 1999 period.

Liquidity and Capital Resources

     The Company's and Bank's primary sources of funds on a long-term and short-term basis are deposits, principal and interest payments on loans, mortgage-backed and investment securities and FHLB borrowings. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features on debt securities are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's currently required liquidity ratio is 4.0%. At June 30, 2000 and December 31, 1999, the Bank's regulatory liquidity ratios were 22.62% and 25.40%, respectively.

     At June 30, 2000, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $38.5 million, or 11.1% of total adjusted assets, which is above the required level of $5.2 million, or 1.5%; core capital of $38.5 million, or 11.1% of total adjusted assets, which is above the required level of $13.9 million, or 4.0%; and risk-based capital of $39.9 million, or 28.5% of risk-weighted assets, which is above the required level of $11.2 million, or 8.0%.

     The Company's most liquid assets are cash and cash equivalents and securities available for sale. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At June 30, 2000, cash and cash equivalents and securities available for sale totalled $7.4 million, or 2.1% of total assets.

     The Company, through its Bank subsidiary, has other sources of liquidity if a need for additional funds arises, including FHLB borrowings. At June 30, 2000, the Bank had $67.1 million in borrowings outstanding from the FHLB. Depending on market conditions, the pricing of deposit products and FHLB borrowings, the Bank may continue to rely on FHLB borrowings to fund asset growth.

     At June 30, 2000, the Bank had commitments to originate and purchase loans and fund unused outstanding lines of credit and undisbursed proceeds of construction mortgages totalling $13.5 million and no commitments to purchase securities. The Bank anticipates that it will have sufficient funds available to meet its current commitments. Certificate accounts, including Individual Retirement Account accounts, which are scheduled to mature in less than one year from June 30, 2000, totalled $115.9 million. The Bank expects that substantially all of the maturing certificate accounts will be retained by the Bank.

     The initial impact of the reorganization and offering on the liquidity and capital resources of the Company was to substantially increase the liquid assets of the Company and the capital base on which the Company operates. Subsequently, a substantial majority of the offering proceeds was invested in readily marketable investment grade securities. The additional capital resulting from the offerings increased the capital bases of the Company and the Bank. At June 30, 2000, the Company and the Bank had total equity, determined in accordance with generally accepted accounting principles, of $48.4 million and $42.8 million, respectively, or 13.7% and 12.2%, respectively, of total assets. The Bank's regulatory tangible capital at that date, which excludes intangible assets of $4.3 million and unrealized securities losses, net of deferred income taxes, of $53,000, was $38.5 million, or 11.1% of adjusted total assets. An institution with a ratio of tangible capital to adjusted total assets of greater than or equal to 5.0% is considered to be "well-capitalized" pursuant to OTS regulations.

                            WEST ESSEX BANCORP, INC.
                           PART II . OTHER INFORMATION
                                  June 30, 2000

ITEM 1.   Legal Proceedings
--------------------------

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

ITEM 2.   Changes in Securities
-------------------------------

          None.

ITEM 3.   Defaults Upon Senior Securities
-----------------------------------------

          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

          This information was reported in the Company's Form 10-QSB for the quarter ended March 31, 2000.

ITEM 5.   Other Information
---------------------------

          None

ITEM 6.   Exhibits and Reports on Form 8-K
----------------------------------------

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

                                     WEST ESSEX BANCORP, INC.


Date:    August 8, 2000              By    /s/ Leopold W. Montanaro
      ------------------------          ----------------------------------------
                                           Leopold W. Montanaro
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date:    August 8, 2000              By:   /s/ Dennis A. Petrello
      ------------------------           ---------------------------------------
                                           Dennis A. Petrello
                                           Executive Vice President and
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)