Form 10QSB
period 2000-09-30
WEST ESSEX BANCORP INC
filed 2000-11-13
CIK 1063438

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2000
                                ----------------------------------

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

         3,996,991 shares of common stock, par value $0.01 par share, were outstanding as of October 31, 2000.



Transitional Small Business Disclosure Format (check one):

         Yes [_]                 No  [X]

                            WEST ESSEX BANCORP, INC.

                                   FORM 10-QSB

                    For the Quarter Ended September 30, 2000


                                      INDEX




                                                                                                    Page
                                                                                                   Number
                                                                                                -------------
PART I               FINANCIAL INFORMATION

                     Financial Statements                                                             1
            Item 1.

                          Consolidated Statements of Financial Condition at
                           September 30, 2000 and December 31, 1999 (Unaudited)                       2


                          Consolidated Statements of Income for the Three and
                           Nine Months Ended September 30, 2000 and 1999 (Unaudited)                  3


                          Consolidated Statements of Comprehensive Income for the Three
                           and Nine Months Ended September 30, 2000 and 1999 (Unaudited)              4


         Consolidated Statements of Cash Flows for the
                           Nine Months Ended September 30, 2000 and 1999 (Unaudited)                5 - 6


                          Notes to Consolidated Financial Statements                                  7

            Item 2.  Management's Discussion and Analysis or Plan
                          of Operation                                                              8 - 15



PART II              OTHER INFORMATION


Item 1.                   Legal Proceedings                                                          16

Item 2.                   Changes in Securities                                                      16

Item 3.                   Defaults Upon Senior Securities                                            16

Item 4.                   Submission of Matters to a Vote of Security Holders                        16

Item 5.                   Other Information                                                          16

Item 6.                  Exhibits and Reports on Form 8-K                                            16

SIGNATURES                                                                                           17


                            WEST ESSEX BANCORP, INC.
                          PART I. FINANCIAL INFORMATION
                               September 30, 2000
                  ---------------------------------------------


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

The results of operations for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                                                                              September 30,         December 31,
                                                                                                  2000                  1999
                                                                                             --------------       ----------------
Assets

Cash and amounts due from depository institutions                                               $ 1,690,417            $ 5,728,992
Interest-bearing deposits in other banks                                                         3,487,693               7,016,853
                                                                                                 ----------              ---------

       Total cash and cash equivalents                                                            5,178,110             12,745,845

Securities available for sale                                                                     2,931,250              2,923,750
Investment securities held to maturity                                                           41,652,028             41,582,003
Mortgage-backed securities held to maturity                                                     119,595,154            121,223,315
Loans receivable                                                                                165,601,408            153,276,187
Real estate owned                                                                                   601,595                899,738
Premises and equipment                                                                            2,617,688              2,737,456
Federal Home Loan Bank of New York stock                                                          3,558,400              3,272,700
Accrued interest receivable                                                                       2,345,781              2,005,563
Excess of cost over assets acquired                                                               4,198,772              4,643,348
Other assets                                                                                      2,998,003              2,996,932
                                                                                                 ----------              ---------

       Total assets                                                                          $ 351,278,189           $ 348,306,837
                                                                                             ==============          =============

Liabilities and Stockholders' Equity

Liabilities

Deposits                                                                                      $ 235,162,743          $ 234,977,812
Borrowed money                                                                                   65,498,093             64,340,115
Advance payments by borrowers for taxes and insurance                                               946,634              1,044,140
Other liabilities                                                                                   836,884                834,824
                                                                                                   --------                -------

       Total liabilities                                                                        302,444,354            301,196,891
                                                                                               ------------            -----------

Stockholders' Equity

Preferred stock (par value $.01), 1,000,000 shares
  authorized; no shares issued or outstanding                                                             -                      -
Common stock (par value $.01), 9,000,000 shares authorized;
  shares issued 4,197,233; shares outstanding 3,996,991 (2000)
  and 4,054,357 (1999)                                                                               41,972                 41,972
Additional paid-in capital                                                                       17,325,618             17,332,133
Retained earnings - substantially restricted                                                     35,115,037             33,054,528
Common stock acquired by Employee Stock Ownership
  Plan ("ESOP")                                                                                  (1,068,356)            (1,178,874)
Unearned Incentive Plan stock                                                                      (561,887)              (655,549)
Treasury stock, at cost; 200,242 shares (2000) and
  142,876 shares (1999)                                                                          (1,975,149)            (1,436,550)
Accumulated other comprehensive loss - Unrealized
  loss on securities available for sale, net of income taxes                                        (43,400)               (47,714)
                                                                                                   --------               --------

       Total stockholders' equity                                                                48,833,835             47,109,946
                                                                                                -----------             ----------

       Total liabilities and stockholders' equity                                             $ 351,278,189          $ 348,306,837
                                                                                             ==============          =============


See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
         --------------------------------------------------------------
                                   (Unaudited)





                                                               Three Months Ended September 30,     Nine Months Ended September 30,
                                                               -------------------------------    ----------------------------------
                                                                   2000                1999             2000               1999
                                                               -----------        ------------      ------------      --------------
Interest income:
     Loans                                                     $  3,144,119       $  2,846,394      $  9,127,078       $  8,361,153
     Mortgage-backed securities                                   2,070,154          1,983,390         6,224,492          5,784,316
     Investment securities                                          777,468            780,689         2,307,908          2,385,411
     Other interest-earning assets                                   95,917            135,089           308,149            484,675
                                                               ------------       ------------      ------------       ------------

             Total interest income                                6,087,658          5,745,562        17,967,627         17,015,555
                                                               ------------       ------------      ------------       ------------

Interest expense:
     Deposits                                                     2,420,648          2,141,585         6,824,251          6,465,838
     Borrowed money                                                 973,986            871,114         2,883,127          2,375,866
                                                               ------------       ------------      ------------       ------------

             Total interest expense                               3,394,634          3,012,699         9,707,378          8,841,704
                                                               ------------       ------------      ------------       ------------

Net interest income                                               2,693,024          2,732,863         8,260,249          8,173,851
Provision for loan losses                                                --                 --                --                 --
                                                               ------------       ------------      ------------       ------------

Net interest income after provision for loan losses               2,693,024          2,732,863         8,260,249          8,173,851
                                                               ------------       ------------      ------------       ------------

Non-interest income:
     Fees and service charges                                        94,831             95,157           286,602            279,913
     Gain on sale of securities available for sale                       --                 --                --              34,515
     Other                                                           27,550             32,347           121,550            143,518
                                                               ------------       ------------      ------------       ------------

             Total non-interest income                              122,381            127,504           408,152            457,946
                                                               ------------       ------------      ------------       ------------

Non-interest expenses:
     Salaries and employee benefits                                 813,440            791,576         2,473,749          2,381,871
     Net occupancy expense of premises                               79,832             87,359           261,224            267,910
     Equipment                                                      181,286            160,821           534,191            488,844
     (Gain) loss on real estate owned                               (29,516)            11,250          (196,286)            29,905
     Amortization of intangibles                                    148,192            148,192           444,576            444,576
     Miscellaneous                                                  405,576            452,399         1,282,755          1,491,859
                                                               ------------       ------------      ------------       ------------

             Total non-interest expenses                          1,598,810          1,651,597         4,800,209          5,104,965
                                                               ------------       ------------      ------------       ------------

Income before income taxes                                        1,216,595          1,208,770         3,868,192          3,526,832
Income taxes                                                        393,585            425,378         1,344,445          1,258,168
                                                               ------------       ------------      ------------       ------------

Net income                                                     $    823,010       $    783,392      $  2,523,747       $  2,268,664
                                                               ============       ============      ============       ============
Net income per common share:
     Basic                                                     $       0.21       $       0.20      $       0.65       $       0.56
     Diluted                                                           0.21               0.19              0.65               0.56
                                                               ============       ============      ============       ============

Weighted average number of common shares
outstanding:
     Basic                                                        3,843,058          4,009,842         3,853,610          4,048,571
     Diluted                                                      3,859,311          4,017,888         3,859,028          4,051,253
                                                               ============       ============      ============       ============



See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)





                                                                              Three Months Ended        Nine Months Ended
                                                                                 September 30,             September 30,
                                                                           ----------------------    -------------------------
                                                                             2000        1999            2000         1999
                                                                           ---------    ---------    -----------   -----------
Net income                                                                 $ 823,010    $ 783,392    $ 2,523,747   $ 2,268,664
                                                                           ---------    ---------    -----------   -----------

Other comprehensive income (loss) -
     Unrealized holding gains (losses) on securities available for sale,
          net of income taxes of $(5,173), $10,232, $(2,425) and               9,205      (18,207)         4,314      (185,956)
          $104,511, respectively

     Reclassification adjustment for realized gains on securities
          available for sale, net of income taxes of $12,418 in 1999              --           --             --       (22,097)
                                                                           ---------    ---------    -----------   -----------

Total other comprehensive income (loss)                                        9,205      (18,207)         4,314      (208,053)
                                                                           ---------    ---------    -----------   -----------

Comprehensive income                                                       $ 832,215    $ 765,185    $ 2,528,061   $ 2,060,611
                                                                           =========    =========    ===========   ===========


See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        ----------------------------------------------------------------
                                   (Unaudited)



                                                                                        Nine Months Ended September 30,
                                                                                       --------------------------------
                                                                                            2000               1999
                                                                                       -------------     --------------
Cash flows from operating activities:
      Net income                                                                        $  2,523,747       $  2,268,664
      Adjustments to reconcile net income
       to net cash provided by operating activities:
           Depreciation and amortization of premises and equipment                           196,516            177,193
           Net accretion of premiums, discounts and deferred loan fees                      (306,759)          (120,303)
           Amortization of intangibles                                                       444,576            444,576
           (Gain) on sale of securities available for sale                                        --            (34,515)
           (Gain) on sale of real estate owned                                              (234,635)                --
           (Increase) in accrued interest receivable                                        (340,218)          (181,073)
           (Increase) decrease in other assets                                                (3,496)           178,582
           Increase in interest payable                                                        1,266             69,179
           Increase in other liabilities                                                      56,582            198,712
           Amortization of Incentive Plan cost                                                93,662                 --
           ESOP shares committed to be released                                              104,813            105,327
                                                                                        ------------       ------------

               Net cash provided by operating activities                                   2,536,054          3,106,342
                                                                                        ------------       ------------

Cash flows from investing activities:
      Proceeds from sales of securities available for sale                                        --          5,021,875
      Purchases of securities available for sale                                                  --                 --
      Proceeds from maturities and calls of investment securities held to maturity           150,000         14,000,000
      Purchases of investment securities held to maturity                                         --        (21,044,969)
      Principal repayments on mortgage-backed securities held to maturity                 17,033,606         29,614,358
      Purchases of mortgage-backed securities held to maturity                           (15,337,689)       (42,457,596)
      Purchase of loans receivable                                                        (3,584,564)          (957,203)
      Net (increase) in loans receivable                                                  (8,887,709)       (11,296,975)
      Proceeds from sales of real estate owned                                               698,047                 --
      Proceeds from other payments received on real estate owned                                  --                 --
      Additions to premises and equipment                                                    (76,748)           (16,589)
      Purchase of Federal Home Loan Bank of New York stock                                  (285,700)          (571,700)
                                                                                        ------------       ------------

               Net cash (used in) investing activities                                   (10,290,757)       (27,708,799)
                                                                                        ------------       ------------

Cash flows from financing activities:
      Net increase (decrease) in deposits                                                    141,750         (4,376,306)
      Net increase in short-term borrowed money                                            5,800,000         11,000,000
      Proceeds of long-term borrowed money                                                        --         15,000,000
      Repayment of long-term borrowed money                                               (4,642,022)        (5,332,512)
      Net (decrease) increase in advance payments by borrowers for taxes
        and insurance                                                                        (97,506)            14,815
      Purchase of treasury stock                                                            (552,016)        (1,845,684)
      Cash dividends paid                                                                   (463,238)          (407,388)
                                                                                        ------------       ------------

               Net cash provided by financing activities                                     186,968         14,052,925
                                                                                        ------------       ------------

Net (decrease) in cash and cash equivalents                                               (7,567,735)       (10,549,532)
Cash and cash equivalents - beginning                                                     12,745,845         16,371,431
                                                                                        ------------       ------------

Cash and cash equivalents - ending                                                      $  5,178,110       $  5,821,899
                                                                                        ============       ============



See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        ----------------------------------------------------------------
                                   (Unaudited)



                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                          2000              1999
                                                                        ---------        ----------
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
      Income taxes                                                     $1,285,980        $  948,400
                                                                       ==========        ==========

      Interest                                                         $9,706,112        $8,772,525
                                                                       ==========        ==========

Supplemental schedule of noncash investing activities:
      Loans receivable transferred to real estate owned                $  165,269        $  192,063
                                                                       ==========        ==========

      Issuance of treasury stock to fund Supplementary Employee
        Retirement Plan                                                $   12,607        $       --
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


2.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and regulation S-B and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.


3.    STOCKHOLDERS' EQUITY

At September 30, 2000, West Essex Bancorp, M.H.C. ("MHC"), a mutual holding company, owns 2,350,121 shares of Company common stock, representing 58.8% of all Company common stock outstanding. During both 2000 and 1999, MHC waived its right to receive cash dividends on the shares of Company common stock it owns. The amounts of such waived dividends were approximately $235,000 and $176,000 during the three months ended September 30, 2000 and 1999, respectively, and $470,000 and $529,000 during the nine months ended September 30, 2000 and 1999, respectively.


4.   NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the unallocated portion of shares held by the ESOP in accordance with the American Institute of Certified Public Accountants' Statement of Position 93-6. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of unallocated ESOP shares, unearned Incentive Plan shares and stock options, if dilutive, using the treasury stock method. As of and for the three and nine month periods ended September 30, 1999, none of the potentially dilutive securities were included in the computation of diluted net income per share as they were anti-dilutive.

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

Management Strategy

         The Company's current strategic plan is to maintain profitability and its well-capitalized position to take advantage of future expansion or growth opportunities, while managing growth, maintaining asset quality, controlling expenses and reducing exposure to credit and interest rate risk. Management seeks to accomplish these goals by: (1) emphasizing its retail banking services through its network of branch offices, which includes the origination of one-to-four family mortgage loans, as well as commercial real estate, home equity, multi-family, construction and development and consumer loans, in the communities it serves as market conditions permit; (2) enhancing earnings and offsetting the effects of the extreme competition for real estate loans in the Bank's market area primarily through the purchase of adjustable-rate mortgage-backed securities, which provide a source of liquidity, low credit risk and low administrative cost as well as helping to manage interest rate risk; and
(3) continuing to monitor interest rate risk. Management has aggressively sought to increase loan originations in recent years and was successful in increasing loans receivable, net, from $82.1 million at December 31, 1996 to $140.3 million, $153.3 million and $165.6 million at December 31, 1998, December 31, 1999 and September 30, 2000, respectively. Management was successful in increasing loan originations primarily by increasing the amount of advertising the Bank does in its primary market area, paying fees to mortgage brokers who send loan applicants to the Bank to whom the Bank originates loans and providing cash incentives to its mortgage origination and retail staff to increase loan originations. Competition, however, has remained intense in the Bank's market area, which has resulted in the Company's total securities portfolio representing a greater percentage of total assets than its loan portfolio in each of the last five years. Management believes that continuing to seek lending opportunities, as well as investing in mortgage-backed securities, the majority of which are adjustable-rate, enables the Company to effectively control its interest rate risk while at the same time enabling it to maintain a balance of high quality, diversified investments, provide collateral for short and long-term borrowings and lessen exposure to credit risk.


Comparison of Financial Condition at September 30, 2000 and December 31, 1999

         Total assets were $351.3 million at September 30, 2000, compared to $348.3 million at December 31, 1999, an increase of $3.0 million, or 0.9%. The increase in assets was funded primarily by net income of $2.5 million.

         Cash and cash equivalents, primarily interest-bearing deposits with the FHLB, decreased $7.5 million to $5.2 million at September 30, 2000 from $12.7 million at December 31, 1999. The decrease in cash and cash equivalents was used primarily to fund loan purchases and originations.

         In the aggregate, mortgage-backed securities and investment securities, including available-for-sale and held to maturity issues, totalled $164.2 million at September 30, 2000, a decrease of $1.5 million, or 0.9%, from $165.7 million at December 31, 1999. Mortgage-backed securities, all of which are held to maturity, decreased $1.6 million due to repayments exceeding purchases. Investment securities held to maturity and securities available for sale reflected only marginal changes.

         Loans receivable increased by $12.3 million, or 8.0%, to $165.6 million at September 30, 2000 from $153.3 million at December 31, 1999. Such increase was primarily funded by the aforementioned decreases in cash and cash equivalents and securities and by a $1.2 million increase in borrowings.

         Deposits totalled $235.2 million at September 30, 2000, an increase of $185,000, or 0.1%, over the $235.0 million balance at December 31, 1999.

         Borrowed money increased $1.2 million, or 1.9%, to $65.5 million at September 30, 2000, as compared to $64.3 million at December 31, 1999. During the nine months ended September 30, 2000, long-term debt of $4.6 million was repaid and short-term borrowings were increased by $5.8 million.

         Stockholders' equity increased $1.7 million, or 3.6%, to $48.8 million, primarily due to the retention of net income.


Comparison of Operating Results for the Three Months Ended September 30, 2000 and 1999

         Net Income. Net income increased $40,000, or 5.1%, to $823,000 for the three months ended September 30, 2000, compared with $783,000 for the same 1999 period. The increase in net income during the 2000 period resulted primarily from decreases in non-interest expenses and income taxes of $53,000 and $32,000, respectively, partially offset by decreases in net interest income and non-interest income of $40,000 and $5,000, respectively.

         Interest Income. Total interest income increased $342,000, or 6.0%, to $6.09 million for the three months ended September 30, 2000, from $5.75 million for the same 1999 period. The increase was the result of a $6.8 million, or 2.1%, increase in average interest-earning assets between the periods, along with an increase of 26 basis points, to 7.19%, in the yield earned on such assets. The increase in the average balance was the result of continued strong loan originations volume during the past twelve months while the increased yield reflects increased market interest rates, a shift in assets toward higher yielding loans and upward adjustments in the yields on adjustable rate assets.

         Interest income on loans increased by $298,000, or 10.5%, to $3.14 million during the three months ended September 30, 2000, when compared with $2.85 million for the same 1999 period. The increase during the 2000 period resulted from an increase of $12.2 million, or 7.9%, in the average balance of loans outstanding, along with an 18 basis point increase, to 7.57%, in the yield earned on the loan portfolio. The increased average balance was the result of strong lending volume. The increased yield is the result of higher rates obtained on originations as well as upward interest rate adjustments on the Bank's adjustable-rate mortgage loans.

         Interest on mortgage-backed securities, all of which are held-to-maturity, increased $87,000, or 1.5%, to $2.07 million during the three months ended September 30, 2000, when compared with $1.98 million for the same 1999 period. The increase during the 2000 period resulted from an increase of 28 basis points, to 6.84%, in yield. The average balance of mortgage-backed securities increased $253,000, or 0.2%, between the periods.

         Interest earned on investment securities, including both available-for-sale and held-to-maturity issues, decreased by $4,000, or 0.5%, to $777,000 during the three months ended September 30, 2000, when compared to $781,000 during the same 1999 period, primarily due to a $1.8 million, or 4.0%, decrease in the average balance of such assets, which more than offset a 24 basis point increase to 6.96% in the yield earned thereon. The decrease in average balance was the result of calls and maturities of securities exceeding purchases thereof. The increase in yield was the result of the higher rates available on securities purchased and increasing yields on adjustable rate investments due to higher market interest rate conditions.

         Interest on other interest-earning assets decreased $39,000, or 28.9%, to $96,000 during the three months ended September 30, 2000, as compared to $135,000 for the same 1999 period. The decrease was due to a decrease of $3.8 million, or 35.8%, in the average balance of such assets, partially offset by a 58 basis point increase in yield. The reduced usage of lower yielding short-term deposits in other banks was largely responsible for both the reduced average balance and increased yield.

         Interest Expense. Interest expense on deposits increased $278,000, or 13.0%, to $2.42 million during the three months ended September 30, 2000, when compared to $2.14 million during the same 1999 period. Such increase was primarily attributable to an increase of 51 basis points, to 4.41%, in the cost of interest-bearing deposits, as the average balance of interest-bearing deposits was little changed. The increased cost is due to higher interest rates paid on deposits, particularly certificates of deposits. The average cost of certificates of deposit was 5.66% for the three months ended September 30, 2000, as compared to 5.01% for the same 1999 period. The average cost of non-certificate deposits decreased minimally to 1.88 % for the three months ended September 30, 2000, as compared to 1.89% for the same prior year period.

         Interest expense on borrowed money increased by $103,000, or 11.8%, to $974,000 during the three months ended September 30, 2000, when compared with $871,000 during the same 1999 period, primarily due to an increase of $5.8 million, or 9.6%, in the average balance of borrowings outstanding, along with an 11 basis point increase to 5.90% in the cost of borrowed money. During the three months ended September 30, 2000, the Bank repaid $352,000 in long-term borrowings having an average interest rate of 5.92% and incurred no new long-term debt. Short-term borrowings at September 30, 2000 stood at $11.8 million and carried an average interest rate of 6.58%, as compared to $13.0 million having an average rate of 6.44% at June 30, 2000.

         Net Interest Income. Net interest income decreased $40,000, or 1.5%, to $2.69 million during the three months ended September 30, 2000, when compared with $2.73 million for the same 1999 period. Such decrease was due to an increase in total interest expense of $382,000, partially offset by an increase in total interest income of $342,000. The net interest rate spread decreased to 2.44% in 2000 from 2.63% in 1999. The decrease in the interest rate spread resulted from an increase of 45 basis points in the cost of interest-bearing liabilities, partially offset by a 26 basis point increase in the yield on interest-earning assets. Additionally, net interest income improved due to the additional income generated by a $6.8 million increase in average interest-earning assets in excess of the increased cost incurred by a $5.6 million increase in average interest-bearing liabilities.

         Provision for Loan Losses. During the three months ended September 30, 2000 and 1999, the Bank did not record a provision for loan losses as the existing balance of the allowance for loan losses was considered adequate. During the three months ended September 30, 2000, loan charge-offs totalled $2,000 and there were no recoveries. There were no loan charge-offs or recoveries during the three months ended September 30, 1999. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 2000 and 1999, loans delinquent ninety days or more totalled $96,000 and $883,000, respectively, representing 0.06% and 0.57%, respectively, of total loans. At September 30, 2000, the allowance for loan losses stood at $1.36 million, representing 0.80% of total loans and 1419.8% of loans delinquent ninety days or more. At December 31, 1999, the allowance for loan losses stood at $1.40 million, representing 0.90% of total loans and 176.8% of loans delinquent ninety days or more. At September 30, 1999, the allowance for loan losses stood at $1.40 million, representing 0.91% of total loans and 158.6% of loans delinquent ninety days or more. The Bank monitors its loan portfolio on a continuing basis and intends to continue to provide for loan losses based on its ongoing review of the loan portfolio and general market conditions.

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

         The allowance for loan losses includes specific, general and unallocated allowances of $5,000, $999,000 and $359,000, respectively, at September 30, 2000, as compared to $23,000, $986,000 and $356,000, respectively, at June 30, 2000.

         Non-Interest Income. Non-interest income decreased $6,000, or 4.7%, to $122,000 during the three months ended September 30, 2000, from $128,000 during the same 1999 period.

         Non-Interest Expenses. Non-interest expenses decreased by $53,000, or 3.2%, to $1.60 million during the three months ended September 30, 2000, when compared with $1.65 million during the same 1999 period. A primary reason for the decrease was the improved results of real estate owned operations, which reflected a gain of $30,000 during the quarter ended September 30, 2000, as compared to a loss of $11,000 during the same prior year quarter. The improvement was the result of $39,000 in gains on property sales in the current period versus none in the prior period. Salaries and employee benefits, the largest component of non-interest expenses, increased $21,000, or 2.7%, to $813,000 during the three months ended September 30, 1999, from $792,000 during the prior year quarter. Miscellaneous non-interest expenses decreased $46,000, or 10.2%, to $406,000 for the three months ended September 30, 2000, from $452,000 during the comparable prior year period due primarily to decreased legal and FDIC insurance expenses and the lack of year 2000 remediation expenses in the current year period. All other elements of non-interest expense remained little changed at $409,000 and $396,000 during the three months ended September 30, 2000 and 1999, respectively.

         Income Taxes. Income tax expense totalled $394,000, or 32.4% of income before income taxes, during the three months ended September 30, 2000, as compared to $425,000, or 35.2% of income before income taxes, during the comparable 1999 period.


Comparison of Operating Results for the Nine Months Ended September 30, 2000 and 1999

         Net Income. Net income increased $255,000, or 11.2%, to $2.52 million for the nine months ended September 30, 2000, compared with $2.27 million for the same 1999 period. The increase in net income during the 2000 period resulted primarily from an $86,000 increase in net interest income and a $305,000 decrease in non-interest expenses, which were partially offset by a decrease in non-interest income of $50,000 and an increase in income taxes of $86,000.

         Interest Income. Total interest income increased $952,000, or 5.6%, to $17.97 million for the nine months ended September 30, 2000, from $17.02 million for the same 1999 period. The increase was the result of a $9.8 million, or 3.0%, increase in average interest-earning assets between the periods, along with a 17 basis point increase, to 7.10%, in the yield earned on such assets. The increase in the average balance was the result of continued strong loan originations volume during the past twelve months, while the increased yield reflects increased market interest rates, a shift in assets toward higher yielding loans and upward adjustments in rates on adjustable rate assets.

         Interest income on loans increased by $766,000, or 9.2%, to $9.13 million during the nine months ended September 30, 2000, when compared with $8.36 million for the same 1999 period. The increase during the 2000 period resulted from an increase of $14.1 million, or 9.5%, in the average balance of loans outstanding, which was sufficient to offset a 3 basis point decrease to 7.51% in the yield earned on the loan portfolio. The increased average balance was the result of strong lending volume.

         Interest on mortgage-backed securities, all of which are held-to-maturity, increased $440,000, or 7.6%, to $6.22 million during the nine months ended September 30, 2000, when compared with $5.78 million for the same 1999 period. The increase during the 2000 period resulted from an increase of 24 basis points, to 6.71%, in yield, along with an increase of $4.5 million, or 3.8%, in the average balance of mortgage-backed securities. The increased yield reflects higher market interest rates and upward adjustments of rates on adjustable rate issues.

         Interest earned on investment securities, including both available-for-sale and held-to-maturity issues, decreased by $78,000, or 3.3%, to $2.31 million during the nine months ended September 30, 2000, when compared to $2.39 million during the same 1999 period, primarily due to a decrease of $3.2 million, or 6.7%, in the average balance of such assets, which more than offset a 24 basis point increase to 6.90% in the yield earned. The decrease in average balance was the result of calls and maturities of securities exceeding purchases thereof. The increase in yield was the result of the higher rates available on securities purchased and increasing yields on adjustable rate issues.

         Interest on other interest-earning assets decreased $177,000, or 36.5%, to $308,000 during the nine months ended September 30, 2000, as compared to $485,000 for the same 1999 period. The decrease was due to a decrease of $5.6 million, or 44.8%, in the average balance of such assets, partially offset by a 77 basis point increase, to 5.91%, in yield. The reduced usage of lower yielding short-term deposits in other banks was responsible for both the reduced average balance and increased yield.

         Interest Expense. Interest expense on deposits increased $358,000, or 5.5%, to $6.82 million during the nine months ended September 30, 2000, when compared to $6.47 million during the same 1999 period. Such increase was primarily attributable to an increase of 26 basis points, to 4.15%, in the cost of interest-bearing deposits, partially offset by a $2.2 million, or 1.0%, decrease in the average balance thereof. The increase in cost is due to higher interest rates paid on deposits, particularly certificates of deposit. The average cost of certificates of deposit was 5.35% for the nine months ended September 30, 2000 as compared to 5.01% for the same 1999 period. The average cost of non-certificate deposits decreased to 1.85 % for the nine months ended September 30, 2000, as compared to 1.90% for the same prior year period.

         Interest expense on borrowed money increased by $507,000, or 21.3%, to $2.88 million during the nine months ended September 30, 2000, when compared with $2.38 million during the same 1999 period, primarily due to increases of $10.2 million, or 18.2%, in the average balance of borrowings outstanding and 15 basis points, to 5.82%, in the cost of borrowed money. During the nine months ended September 30, 2000, the Bank repaid $4.6 million in long-term borrowings having an average interest rate of 5.61% and incurred no new long-term borrowings. Short-term borrowings at September 30, 2000, totalled $11.8 million at an average rate of 6.58%, as compared to $6.0 million at 5.80% at December 31, 1999.
                                       13.

         Net Interest Income. Net interest income increased $86,000, or 1.1%, to $8.26 million during the nine months ended September 30, 2000, when compared with $8.17 million for the same 1999 period. Such increase was due to an increase in total interest income of $951,000, partially offset by an increase in total interest expense of $865,000. The net interest rate spread decreased to 2.57% in 2000 from 2.68% in 1999. The decrease in the interest rate spread resulted from an increase of 28 basis points in the cost of interest-bearing liabilities, partially offset by a 17 basis point increase in the yield on interest-earning assets. Additionally, net interest income improved due to the additional income generated by a $9.8 million increase in average interest-earning assets in excess of the increased cost incurred by an $8.0 million increase in average interest-bearing liabilities.

         Provision for Loan Losses. During the nine months ended September 30, 2000 and 1999, the Bank did not record a provision for loan losses as the existing balance of the allowance for loan losses was considered adequate. During the nine months ended September 30, 2000, charge-offs totalled $37,000 and there were no recoveries. During the nine months ended September 30, 1999, charge-offs totalled $317,000, including a $316,000 charge-off related to the final resolution of a $694,000 construction loan, and recoveries totalled $1,000. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 2000 and 1999, loans delinquent ninety days or more totalled $96,000 and $883,000, respectively, representing 0.06% and 0.57%, respectively, of total loans. At September 30, 2000, the allowance for loan losses stood at $1.36 million, representing 0.80% of total loans and 1419.8% of loans delinquent ninety days or more. At December 31, 1999, the allowance for loan losses stood at $1.40 million, representing 0.90% of total loans and 176.8% of loans delinquent ninety days or more. At September 30, 1999, the allowance for loan losses stood at $1.40 million, representing 0.91% of total loans and 158.6% of loans delinquent ninety days or more. The Bank monitors its loan portfolio on a continuing basis and intends to continue to provide for loan losses based on its ongoing review of the loan portfolio and general market conditions.

         The allowance for loan losses includes specific, general and unallocated allowances of $5,000, $999,000 and $359,000, respectively, at September 30, 2000, as compared to $50,000, $878,000 and $472,000, respectively, at December 31, 1999, and $115,000, $872,000 and $413,000, respectively, at
September 30, 1999.

         Non-Interest Income. Non-interest income decreased $50,000, or 10.9%, to $408,000 during the nine months ended September 30, 2000, from $458,000 during the same 1999 period. The 1999 period includes a gain of $35,000 related to the sale of securities available for sale.

         Non-Interest Expenses. Non-interest expenses decreased by $305,000, or 6.0%, to $4.80 million during the nine months ended September 30, 2000 when compared with $5.10 million during the same 1999 period. A primary reason for the decrease in non-interest expenses was a $226,000 improvement related to real estate operations, which reflected a $196,000 gain for the nine months ended September 30, 2000, as compared to a $30,000 loss in the prior year period. The improved results are due to $235,000 in gains on real estate sales in the current period as compared to none in the prior year period. Salaries and employee benefits, the largest component of non-interest expenses, increased $92,000, or 3.9%, to $2.47 million during the nine months ended September 30, 2000, from $2.38 million during the prior year period. Miscellaneous non-interest expenses decreased $209,000, or 14.0%, to $1.28 million during the nine months ended September 30, 2000, as compared to $1.49 million in the comparable prior year period, reflecting decreased legal and FDIC insurance expenses and the absence of year 2000 remediation expenses in the current year period. All other elements of non-interest expense remained little changed at $1.24 million and $1.20 million during the nine months ended September 30, 2000 and 1999, respectively.

         Income Taxes. Income tax expense totalled $1.34 million, or 34.8% of income before income taxes, during the nine months ended September 30, 2000, as compared to $1.26 million, or 35.7% of income before income taxes, during the comparable 1999 period.


Liquidity and Capital Resources

         The Company's and Bank's primary sources of funds on a long-term and short-term basis are deposits, principal and interest payments on loans, mortgage-backed and investment securities and FHLB borrowings. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features on debt securities are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's currently required liquidity ratio is 4.0%. At September 30, 2000, and December 31, 1999, the Bank's regulatory liquidity ratios were 21.10% and 25.40%, respectively.

         At September 30, 2000, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $39.5 million, or 11.4% of total adjusted assets, which is above the required level of 5.2 million, or 1.5%; core capital of $39.5 million, or 11.4% of total adjusted assets, which is above the required level of $13.9 million, or 4.0%; and risk-based capital of $40.8 million, or 29.10% of risk-weighted assets, which is above the required level of $11.2 million, or 8.0%.

         The Company's most liquid assets are cash and cash equivalents and securities available for sale. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At September 30, 2000, cash and cash equivalents and securities available for sale totalled $8.1 million, or 2.3% of total assets.

         The Company, through its Bank subsidiary, has other sources of liquidity if a need for additional funds arises, including FHLB borrowings. At September 30, 2000, the Bank had $65.5 million in borrowings outstanding from the FHLB. Depending on market conditions, the pricing of deposit products and FHLB borrowings, the Bank may continue to rely on FHLB borrowings to fund asset growth.

         At September 30, 2000, the Bank had commitments to originate and purchase loans and fund unused outstanding lines of credit and undisbursed proceeds of construction mortgages totalling $13.2 million and no commitments to purchase securities. The Bank anticipates that it will have sufficient funds available to meet its current commitments. Certificate accounts, including Individual Retirement Account accounts, which are scheduled to mature in less than one year from September 30, 2000, totalled $120.5 million. The Bank expects that substantially all of the maturing certificate accounts will be retained by the Bank.

         At September 30, 2000, the Company and the Bank had total equity, determined in accordance with generally accepted accounting principles, of $48.8 million and $43.6 million, respectively, or 13.9% and 12.5%, respectively, of total assets. The Bank's regulatory tangible capital at that date, which excludes intangible assets of $4.2 million and unrealized securities losses, net of deferred income taxes of $43,000, was $39.5 million, or 11.4% of adjusted total assets. An institution with a ratio of tangible capital to adjusted total assets of greater than or equal to 5.0% is considered to be "well-capitalized" pursuant to OTS regulations.

                            WEST ESSEX BANCORP, INC.
                           PART II . OTHER INFORMATION
                               September 30, 2000


ITEM 1. Legal Proceedings

          The Company and the Bank are parties to various litigation which arises primarily in the ordinary course of business. Included in this litigation are various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Company and Bank hold security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. In the opinion of management, the ultimate disposition of such litigation should not have a material effect on the consolidated financial position or operations of the Company.


ITEM 2. Changes in Securities

          None.


ITEM 3. Defaults Upon Senior Securities

          None.


ITEM 4. Submission of Matters to a Vote of Security Holders

          None.

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







                                       WEST ESSEX BANCORP, INC.


Date:    November 13, 2000             By  /s/ Leopold W. Montanaro
      ------------------------            ------------------------------------
                                          Leopold W. Montanaro
                                           President and Chief Executive Officer
                                            (Principal Executive Officer)



Date:    November 13, 2000             By: /s/ Dennis A. Petrello
      ------------------------             -------------------------------------
                                           Dennis A. Petrello
                                            Executive Vice President and
                                             and Chief Financial Officer
                                            (Principal Financial and
                                               Accounting Officer)