Form 10KSB
period 2000-12-31
WEST ESSEX BANCORP INC
filed 2001-03-30
CIK 1063438

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                   Annual report pursuant to Section 13 of the Securities Exchange Act of 1934, as amended

                     For the fiscal year ended December 31,
                        2000 Commission File No.: 0-29770

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]   No  [  ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any
amendment to this Form 10-KSB. Yes [ X ]  No [   ]

         The issuer's revenues for its most recent fiscal year ended December 31, 2000 were $24,651,000.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $17,287,946 based upon the last sales price of $13.00 as listed on The Nasdaq National Market for March 19, 2001. Solely for purposes of this calculation, the shares held by West Essex Bancorp, M.H.C. and the directors and officers of the registrant are deemed to be shares held by affiliates.

         The number of shares of Common Stock outstanding as of March 19, 2001 was: 3,986,991.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the 2000 Annual Report to Shareholders and the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2001 are incorporated herein by reference to Parts II and III, respectively, of this Form 10-KSB.


         Transitional Small Business Disclosure Format:  Yes  [  ]   No   [ X ]

                                      INDEX

                                                                            PAGE
                                     PART I

Item 1. Business...........................................................   2

Item 2. Properties.........................................................  35
Item 3. Legal Proceedings..................................................  35
Item 4. Submission of Matters to a Vote of Security Holders................  35

                                     PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters................................................  36
Item 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................  36
Item 7. Financial Statements and Supplementary Data........................  36
Item 8. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure.............................  36

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.................  36
Item 10.Executive Compensation.............................................  36
Item 11.Security Ownership of Certain Beneficial Owners and Management.....  36
Item 12.Certain Relationships and Related Transactions.....................  36
Item 13.Exhibits, Financial Statement Schedules and Reports on Form 8-K....  37

SIGNATURES

         This report contains certain "forward-looking statements" within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on West Essex Bancorp, Inc.'s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as "experts," believes," "anticipates," "intends" and similar expressions.

         Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which West Essex Bancorp, Inc. operates, as well as nationwide, West Essex Bancorp, Inc.'s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. West Essex Bancorp, Inc. assumes no obligation to update any forward-looking statements.

Item 1.  Business.
------------------

General

         West Essex Bancorp, Inc. (the "Company") became the federally chartered stock holding company for West Essex Bank (the "Bank"), a federally chartered stock savings bank on October 2, 1998 in connection with the conversion of the Bank from the mutual to stock form and reorganization of the Bank into a mutual holding company structure ("Reorganization"). In connection with the Reorganization, West Essex Bancorp, M.H.C. (the "MHC") was organized and became a majority holder of the Company's outstanding common stock. The Company, the Bank and the MHC are regulated by the Office of Thrift Supervision (the "OTS"). The Bank is a federally chartered savings bank and is wholly-owned by the Company. The Company is a savings and loan holding company and is subject to regulation by the OTS, the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Bank. Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Bank. At December 31, 2000, the Company had total assets of $364.4 million, total deposits of $238.0 million and total stockholders' equity of $49.4 million.

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

         The economy in the Bank's primary market area is based upon a mixture of service and retail trade. Other employment is provided by a variety of wholesale trade, manufacturing, federal, state and local government, hospitals and utilities. The area is also home to commuters working in the greater New York City metropolitan area. Certain communities in Bergen, Essex and Morris Counties are among the highest per capita income in the country. Essex County contains many older residential commuter towns which function partially as business and service centers. Morris County was once predominantly a rural farming area; however, it has experienced rapid growth in the residential, commercial and industrial sectors. Bergen County has benefitted from its geographical proximity to New York City. Originally an agricultural region, the county shifted toward manufacturing and service industries and many foreign firms have set up their American headquarters in this County.

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

         Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.



                                                                              At December 31,
                                   -------------------------------------------------------------------------------------------------
                                          2000                1999                 1998               1997               1996
                                   ------------------   -----------------   ------------------   ----------------  -----------------
                                             Percent             Percent              Percent            Percent            Percent
                                     Amount  of Total   Amount   of Total   Amount    of Total   Amount  of Total  Amount   of Total
                                     ------  --------   ------   --------   ------    --------   ------  --------  ------   --------
Mortgage Loans:
  Residential:
    One- to four-family...........  $125,933    74.40   $122,680   78.54   $114,690     80.2%  $ 87,489   75.34%  $60,741   71.88%
    Multi-family..................     1,804     1.07      1,693    1.08      1,943     1.36      2,004    1.73     2,068    2.45
    Home equity loans and lines...    16,663     9.84     14,382    9.21      9,631     6.73      8,554    7.37     6,653    7.87
  Commercial real estate..........    13,522     7.99     12,965    8.30     11,589     8.11     10,695    9.21    12,275   14.53
  Construction and development....    10,587     6.25      3,819    2.45      4,394     3.07      6,485    5.58     2,080    2.46
                                     -------   ------    -------  ------    -------   ------    -------  ------    ------  ------
      Total mortgage loans........   168,509    99.55    155,539   99.58    142,247    99.47    115,227   99.23    83,817   99.19
                                     -------   ------    -------  ------    -------   ------    -------  ------    ------  ------
Commercial loans..................       35      0.02         40    0.02         49     0.04         59
                                     -------   ------    -------  ------    -------   ------    -------  ------    ------  ------
Consumer Loans:
    Passbook or certificate.......       454     0.27        341    0.22        401     0.28        550    0.47       427    0.51
    Other.........................       267     0.16        276    0.18        305     0.21        291    0.25       168    0.20
                                     -------   ------    -------  ------    -------   ------    -------  ------    ------  ------
      Total consumer loans........       721     0.43        617    0.40        706     0.49        841    0.72       595    0.71
                                     -------   ------    -------  ------    -------   ------    -------  ------    ------  ------
  Total loans receivable..........   169,265   100.00%   156,196  100.00%   143,002   100.00%   116,127  100.00%   84,499  100.00%
                                               ======             ======              ======             ======            ======
  Less:
    Construction loans in process.    (4,219)             (1,886)            (1,311)             (1,437)             (440)
    Allowance for loan losses.....    (1,363)             (1,400)            (1,717)             (1,885)           (1,564)
    Deferred loan fees, net.......       355                 366                298                 (70)             (361)
                                    --------            --------           --------            --------           -------
  Loans receivable, net...........  $164,038            $153,276           $140,272            $112,735           $82,134
                                    ========            ========           ========            ========           =======


         Loan Maturity. The following table shows the remaining contractual maturity of the Bank's loans at December 31, 2000. The table does not include the effect of future principal repayments or prepayments.

                                                                     At December 31, 2000
                                               ---------------------------------------------------------------------
                                                 One- to                      Equity                    Construction
                                                 Four-         Multi-      Loans and       Commercial        and
                                                 Family        Family         Lines       Real Estate   Development
                                                 ------        ------         -----       -----------   -----------
                                                                       (In thousands)
Amounts due:
    One year or less                           $     260      $      --      $     564      $      44      $   8,439
                                               ---------      ---------      ---------      ---------      ---------
    After one year:
       More than one year to three years           1,133             --            170          1,271          2,148
       More than three years to five years         1,303            263          1,945            320             --
       More than five years to ten years           6,461          1,067          3,883          2,844             --
       More than 10 years to 20 years             24,677            292         10,101          8,605             --
       More than 20 years                         92,099            182             --            438             --
                                               ---------      ---------      ---------      ---------      ---------

    Total due after one year                     125,673          1,804         16,099         13,478          2,148
                                               ---------      ---------      ---------      ---------      ---------

    Total due                                    125,933          1,804         16,663         13,522         10,587
          Less:
              Loans in process                        --             --             --             --         (4,219)
              Deferred loan (fees) costs             358             --             --             38            (41)
              Allowance for loan losses             (862)           (53)           (53)          (208)          (180)
                                               ---------      ---------      ---------      ---------      ---------

       Loans receivable, net                   $ 125,429      $   1,751      $  16,610      $  13,352      $   6,147
                                               =========      =========      =========      =========      =========


                                                                               Total
                                              Commercial      Consumer         Loans
                                              ----------     ---------      ---------
Amounts due:
    One year or less                           $      --     $     454      $   9,761
                                               ---------     ---------      ---------
    After one year:
       More than one year to three years              --             3          4,725
       More than three years to five years            --           128          3,959
       More than five years to ten years              --            77         14,332
       More than 10 years to 20 years                 35            59         43,769
       More than 20 years                             --            --         92,719
                                               ---------     ---------      ---------

    Total due after one year                          35           267        159,504
                                               ---------     ---------      ---------

    Total due                                         35           721        169,265
          Less:
              Loans in process                        --            --         (4,219)
              Deferred loan (fees) costs              --            --            355
              Allowance for loan losses               --            (7)        (1,363)
                                               ---------     ---------      ---------

       Loans receivable, net                   $      35     $     714      $ 164,038
                                               =========     =========      =========

         The following table sets forth, at December 31, 2000, the dollar amount of loans contractually due after December 31, 2001, and whether such loans have fixed interest rates or adjustable interest rates.


                                                     Due After December 31, 2001
                                      -------------------------------------------------------
                                       Fixed                Adjustable                Total
                                      --------              ----------               --------
                                                          (In thousands)
Mortgage loans:
   One- to four-family............     $80,343                 $45,330               $125,673
   Multi-family...................       1,804                      --                  1,804
   Equity loans and lines.........      11,446                   4,653                 16,099
   Commercial real estate.........      12,198                   1,280                 13,478
   Construction and development...          27                   2,121                  2,148
                                      --------                 -------               --------
     Total mortgage loans.........     105,818                  53,384                159,202
Commercial loans..................          35                      --                     35
Consumer loans....................         208                      59                    267
                                      --------                 -------               --------
       Total loans ...............    $106,061                 $53,443               $159,504
                                      ========                 =======               ========


         Origination, Purchase and Servicing of Loans. The Bank's mortgage lending activities are conducted primarily by its loan personnel operating in all of the Bank's branch offices. All loans originated by the Bank, either through internal sources or through loan brokers, are underwritten by the Bank pursuant to the Bank's policies and procedures. The Bank's underwriting policies, guidelines and procedures are modeled after those of FNMA and FHLMC. The Bank originates both adjustable-rate and fixed-rate loans. The Bank's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. It is the general policy of the Bank to retain all loans originated in its portfolio. The Bank currently retains the servicing for all loans originated in its portfolio. The Bank has faced significant competition for loans in its market area. To that end, the Bank pays its retail and mortgage loan origination staff cash incentives based upon loan originations and also works with mortgage brokers, paying them fees in return for referring loan applicants to the Bank.

         Based upon the Bank's investment needs and market opportunities, the Bank has, on occasion, purchased loans, primarily one- to four-family loans, or participated in loans, primarily multi-family loans through the Thrift Institutions Community Investment Corporation of New Jersey ("TICIC"). At December 31, 2000, the Bank had 13 loan participations through TICIC totaling $3.7 million. The Bank has in its loan portfolio loans generated by third-party mortgage companies which were underwritten pursuant to the Bank's policies, and closed in the name of the Bank.

         The following table sets forth the Bank's loan originations, purchases, and principal repayments for the periods indicated. The Bank sold no loans during the periods indicated.


                                                     For the Years Ended
                                                         December 31,
                                            ---------------------------------------
                                              2000           1999           1998
                                            ---------      ---------      ---------
Beginning balance                           $ 156,196      $ 143,002        116,127
                                            ---------      ---------      ---------
 Loans purchased:
   One- to four-family mortgage                 3,297          2,040             --
   Multi-family mortgage                          235            970            281
   Construction and land development            1,525             --             --
                                            ---------      ---------      ---------
      Total                                     5,057          3,010            281
                                            ---------      ---------      ---------
 Loans originated:
   Mortgage  loans:
      One- to four-family                      13,875         23,400         41,194
      Multi-family                                 --            455             --
      Home equity lines                         7,070          9,022          4,644
      Commercial real estate                    2,055          2,485          2,310
      Construction and land development         6,526          4,803          2,317
                                            ---------      ---------      ---------
          Total mortgage loans                 29,526         40,165         50,465
                                            ---------      ---------      ---------
   Consumer loans:
      Passbook loans                              621            725            371
      Automobile                                  107            116            167
      Credit lines                                161            141              3
                                            ---------      ---------      ---------
          Total consumer loans                    889            982            541
                                            ---------      ---------      ---------
          Total originations                   30,415         41,147         51,006
                                            ---------      ---------      ---------
Loans transferred to real estate owned           (165)          (309)            --
                                            ---------      ---------      ---------
Principal repayments and other, net           (21,349)       (30,654)       (24,412)
                                            ---------      ---------      ---------
Ending balance                              $ 169,265      $ 156,196      $ 143,002
                                            =========      =========      =========


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

         The origination of adjustable-rate residential mortgage loans, as opposed to fixed-rate residential mortgage loans, helps reduce the Bank's interest rate exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the credit risk associated with the Bank's adjustable- rate loans but also limit the interest rate sensitivity of its adjustable-rate mortgage loans.

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

         Commercial Real Estate and Multi-Family Lending. The Bank also originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small shopping centers located in northern New Jersey. The Bank's multi-family and commercial real estate underwriting policy provides that such real estate loans may be made in amounts up to 65% of the appraised value of the property; however, this policy provides that management has the discretion to make such real estate loans in excess of 65% of the appraised value of the property. The Bank's multi-family and commercial real estate lending is limited by the regulatory loans-to- one borrower limit which at December 31, 2000 was $6.3 million. The Bank currently originates multi- family and commercial real estate loans, generally with terms of up to 20 years and has developed a variety of programs, including balloon-type and adjustable mortgages, indexed to the FHLB advance rate, the Prime Rate and the U.S.
Treasury Bill rate. The Bank's multi-family and commercial real estate loans have fixed or adjustable rates of interest that adjust periodically and are indexed to either the prime rate as published in The Wall Street Journal or the U.S. Treasury Bill. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.15. In addition, environmental impact surveys may be required for multi-family and commercial real estate loans. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. The Bank may not require a personal guarantee on such loans depending on the creditworthiness of the borrower and the amount of the downpayment and other mitigating circumstances.

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

         Consumer Lending. Consumer loans at December 31, 2000 consisted primarily of $454,000 in loans secured by deposit accounts and $212,000 in automobile loans. Such loans are generally originated in the Bank's primary market area. These loans are generally shorter term and have higher interest rates than one- to four-family mortgage loans.

         Loans secured by rapidly depreciable assets such as automobiles or that are unsecured, entail greater risks than one- to four-family mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.

         Commercial Lending. At December 31, 2000, the Bank had $35,000 in commercial loans, which the Bank originated through an FHLB program over ten years ago. The Bank currently anticipates that commercial lending activity will increase in the immediate future.

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

Delinquent Loans, Classified Assets and Real Estate Owned

         Delinquencies and Classified Assets. Reports listing all delinquent accounts are generated and reviewed by management at least once a month and the Board of Directors performs a monthly review of all loans or lending relationships delinquent 60 days or more and all real estate owned ("REO"). The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank generally sends the borrower a written notice of non-payment after the loan is first past due. The Bank's guidelines provide that telephone, written correspondence and/or face-to- face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment, offer to work out a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is 90 days or more delinquent, the Bank will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by the Bank, becomes real estate owned.

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

         Management of the Bank, in determining the allowance for loan losses, considers the risks inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with the general economic and real estate market conditions. The Bank utilizes a two tier approach: (i) identification of impaired loans and the establishment of specific loss allowances on such loans; and (ii) establishment of general valuation allowances on the remainder of its loan portfolio. The Bank maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and estimated fair value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified loans based on a review of such information. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management's judgment. Although management believes that adequate loan loss allowances are established, actual losses are dependent upon future events and, as such, further additions to the level of the allowance for loan losses may be necessary.

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

         The Board reviews classified assets reports prepared by management and classifies its assets on a quarterly basis. The Bank classifies assets in accordance with the management guidelines described above. At December 31, 2000, the Bank had $883,000, or 0.24% of total assets, of assets designated as "Substandard," consisting of four one- to four-family mortgage loans, totalling $281,000, and real estate owned totalling $602,000. At December 31, 2000, the largest loan designated as "Substandard" had a carrying balance of $158,000, and was a single-family mortgage loan. At December 31, 2000, no assets were designated as "Doubtful" or "Loss."

                  The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated.


                                           At December 31, 2000                               At December 31, 1999
                               -------------------------------------------------    ---------------------------------------------
                                    60-89 Days              90 Days or More            60-89 Days              90 Days or More
                               ----------------------   ------------------------    --------------------    ---------------------
                                            Principal                  Principal               Principal                Principal
                               Number       Balance     Number         Balance      Number     Balance      Number      Balance
                               of Loans     of Loans    of Loans       of Loans     of Loans   of Loans     of Loans    of Loans
                               --------     --------    --------       --------     --------   --------     --------    --------
Loans:                                                               (Dollars in thousands)

    Residential Mortgage            5         $443            3         $109            7         $369           11         $792
   Commercial Mortgage             --           --           --           --           --           --           --           --
   Construction and land
      development                  --           --           --           --           --           --           --           --
   Consumer loans                   1           14            3            2           --           --           --           --
                                 ----         ----         ----         ----         ----         ----         ----         ----
     Total loans                    6         $457            6         $111            7         $369           11         $792
                                 ====         ====         ====         ====         ====         ====         ====         ====
Delinquent loans to total
    loans                        0.40%        0.27%        0.40%        0.07%        0.51%        0.24%        0.79%        0.51%
                                 ====         ====         ====         ====         ====         ====         ====         ====

                                                   At December 31, 1998
                                 ----------------------------------------------------------
                                        60-89 Days                     90 Days or More
                                 ---------------------------     --------------------------
                                                  Principal                       Principal
                                    Number         Balance         Number         Balance
                                   of Loans        of Loans       of Loans        of Loans
                                 ------------     ----------     -----------     ----------
Loans:                                         (Dollars in thousands)

   Residential Mortgage               1         $   15             14         $1,201
   Commercial Mortgage               --             --              1            158
   Construction and land
      development                    --             --              2            725
   Consumer loans                    --             --             --             --
                                 ------         ------         ------         ------
     Total loans                      1         $   15             17         $2,084
                                 ======         ======         ======         ======
Delinquent loans to total
  loans                            0.07%          0.01%          1.25%          1.46%
                                 ======         ======         ======         ======

         Non-Performing Assets and Impaired Loans. The following table sets forth information regarding nonaccrual loans and REO. At December 31, 2000, REO totalled $602,000 and consisted of six properties. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due and to fully reserve for all previously accrued interest. For the years ended December 31, 2000 and 1999, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $8,000 and $23,000, respectively. At December 31, 2000 and 1999, total impaired loans were $0 and $189,000, respectively. All impaired loans are residential real estate mortgage loans which have been measured for impairment using the fair value of the collateral method. During the year ended December 31, 2000, the average recorded value of impaired loans was $3,000. For these loans, interest income of $0 was recognized during 2000.

                                                                                 At December 31,
                                                                 ------------------------------------------------
                                                                 2000      1999       1998       1997       1996
                                                                 ----      ----       ----       ----       ----
                                                                            (Dollars in thousands)
                                                                       ---------  ---------  ---------  ---------
Nonaccrual loans:
   Residential Mortgages..................................       $109    $   792     $1,201     $1,576     $1,733
   Commercial Mortgages...................................         --         --        158        119        431
   Construction and land development......................         --         --        725        718        705
                                                                 ----    -------     ------     ------     ------
     Total nonaccrual loans...............................        109        792      2,084      2,413      2,869

Delinquent 90 or more days and accruing:
   Consumer...............................................          2         --         --         --         --

Restructured loans:
   Residential Mortgages..................................         90         92         94         94         99
                                                                 ----    -------     ------     ------     ------
     Total non-performing loans...........................        201        884      2,188      2,507      2,968
Real estate owned, net(1).................................        602        900        582      1,215      1,394
                                                                 ----    -------     ------     ------     ------
     Total non-performing assets..........................       $803     $1,784     $2,770     $3,722     $4,362
                                                                 ====     ======     ======     ======     ======
Non-performing loans as a
   percent of total loans(2)..............................       0.12%      0.57%      1.46%      2.16%      3.51%
                                                                 ====       ====       ====       ====       ====
Non-performing assets as
   a percent of total assets(3)...........................       0.22%      0.51%      0.84%      1.24%      1.85%
                                                                 ====       ====       ====       ====       ====

-------------
(1) REO balances are shown net of related valuation allowances. At December 31, 2000, REO includes $209,000 of property that is not considered substandard.
(2) Non-performing loans consist of all loans 90 days or more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.
(3)   Non-performing assets consist of non-performing loans and REO.


         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 2000 and 1999, the Bank's allowance for loan losses was 0.81% and 0.90%, respectively, of total loans receivable and 1,251.7% and 176.8%, respectively, of nonaccrual loans. The Bank had non-accrual loans of $109,000 and $792,000 at December 31, 2000 and 1999, respectively. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

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

         The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the following table.

                                                        At or For the Years Ended December 31,
                                             -------------------------------------------------------------
                                              2000         1999          1998          1997        1996
                                             -------      -------      -------       -------      -------
                                                                (Dollars in thousands)
Balance at beginning of period               $ 1,400      $ 1,717      $ 1,885       $ 1,564      $ 1,200
                                             -------      -------      -------       -------      -------
Provision for (recapture of) loan losses          --           --         (131)          487          232
                                             -------      -------      -------       -------      -------
Charge-offs:
   Mortgage loans:
      One- to four-family                         37           --           37            60           --
      Multi-family                                --           --           --            --           --
   Commercial real estate                         --           --           --           106           --
   Construction and land development              --          317           --            --           --
                                             -------      -------      -------       -------      -------
      Total mortgage loans                        37          317           37           166           --
                                             -------      -------      -------       -------      -------
Recoveries:
   Construction and land development              --           --           --            --          132
                                             -------      -------      -------       -------      -------
Balance at end of period                     $ 1,363      $ 1,400      $ 1,717       $ 1,885      $ 1,564
                                             =======      =======      =======       =======      =======
Ratio of net charge-offs during
  the period to average gross loans
  during the period                             0.02%        0.21%        0.03%         0.17%       (0.15)%
                                             =======      =======      =======       =======      =======

Allowance for loan losses as a
   percent of total loans                       0.81%        0.90%        1.20%         1.62%        1.85%
                                             =======      =======      =======       =======      =======

Allowance for loan losses as a
   percent of non-performing loans            677.75%      158.37%       78.47%        75.19%       52.70%
                                             =======      =======      =======       =======      =======


         The following tables set forth the Bank's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.


                                                      At December 31, 2000
                                               ------------------------------------
                                                                         Percent of
                                                                          Loans in
                                                            Percent of       Each
                                                            Allowance     Category
                                                            to Total       to Total
                                               Amount        Allowance      Loans
                                               ------        ---------      -----
                                                      (Dollars in thousands)
Mortgage loans:
  Residential                                   $  694          50.92%       85.31%
  Commercial real estate                           149          10.93         7.99
  Construction and land development                129           9.46         6.25
                                                ------         ------       ------
    Total mortgage loans                           972          71.31        99.55
Commercial loans                                    --             --         0.02
Consumer loans                                       5           0.37         0.43
                                                ------         ------       ------
                                                   977          71.68       100.00%
                                                                            ======
Unallocated                                        386          28.32
                                                ------         ------
    Total allowance for loan losses             $1,363         100.00%
                                                ======         ======


                                                                                     At December 31,
                            --------------------------------------------------------------------------------------------------
                                          1999                             1998                            1997
                            -------------------------------- -------------------------------- -------------------------------
                                                     Percent                          Percent                         Percent
                                                    of Loans                         of Loans                        of Loans
                                       Percent of    in Each            Percent of    in Each            Percent of    in Each
                                       Allowance    Category            Allowance    Category            Allowance    Category
                                       to Total     to Total            to Total     to Total            to Total    to Total
                            Amount     Allowance      Loans    Amount   Allowance      Loans    Amount   Allowance     Loans
                            ------     ---------      -----    ------   ---------      -----    ------   ---------     -----
                                                                                  (Dollars in thousands)
Mortgage loans:
   Residential............. $   735        52.50%      88.83%  $ 763        44.44%      88.29%   $  621        32.94%     84.44%
   Commercial real
     estate................     141        10.07        8.30     122         7.11        8.11       112         5.94       9.21
   Construction and
      land development.....      46         3.29        2.45     418        24.34        3.07       628        33.32       5.58
                            -------       ------      ------  ------       ------      ------    ------       ------     ------
      Total mortgage
        loans..............     922        65.86       99.58   1,303        75.89       99.47     1,361        72.20      99.23
Commercial loans...........      --           --        0.02      --           --        0.04        --           --       0.05
Consumer loans.............       6         0.43        0.40       6         0.35        0.49         6         0.32       0.72
                            -------       ------      ------  ------       ------      ------    ------       ------     ------
                                928        66.29      100.00%  1,309        76.24      100.00%    1,367        72.52     100.00%

Unallocated................     472        33.71                 408       23.76                    518        27.48
                            -------       ------              ------       ------                ------       ------
   Total................... $ 1,400       100.00%             $1,717       100.00%               $1,885       100.00%
                            =======       ======              ======       ======                ======       ======

                              --------------------------------
                                           1996
                              --------------------------------
                                                     Percent
                                                    of Loans
                                        Percent of    in Each
                                        Allowance    Category
                                        to Total    to Total
                               Amount   Allowance     Loans
                               ------   ---------     -----
Mortgage loans:
   Residential.............   $  511        32.67%     82.20%
   Commercial real
     estate................      184        11.77      14.53
   Construction and
      land development.....      349        22.31       2.46
                              ------       ------     ------
      Total mortgage
        loans..............    1,044        66.75      99.19
Commercial loans...........       --           --       0.10
Consumer loans.............        4         0.26       0.71
                              ------       ------     ------
                               1,048        67.01     100.00%

Unallocated................      516        32.99
                              ------       ------
   Total...................   $1,564       100.00%
                              ======       ======

         Real Estate Owned. At December 31, 2000, the Company and the Bank had $602,000 of real estate owned consisting of six properties, of which four were acquired through foreclosure. When a property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, a specific valuation allowance is provided via a charge to operations for the diminution in value. It is the policy of the Company and the Bank to have obtained an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure, to require appraisals on a periodic basis on foreclosed properties and to conduct inspections on foreclosed properties.

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

         The Company's current policies generally limit securities investments to U.S. Government and agency securities, municipal bonds and corporate debt obligations and corporate equities. In addition, the Company's policies permit investments in mortgage-backed securities, including securities issued and guaranteed by FNMA, FHLMC and GNMA. The Company's current securities investment strategy is to continue to emphasize the purchase of mortgage-backed securities and U.S. Government and agency obligations as well as state and municipal obligations for purposes of interest rate risk management.

         At December 31, 2000, the Company had $44.7 million in securities, consisting primarily of mortgage-backed securities, U.S. Government and agency obligations, trust preferred securities and municipal obligations. SFAS No. 115 requires the Company to designate its securities as held-to-maturity, available-for-sale or trading depending on the Company's intent regarding its investments. The Company does not currently maintain a trading portfolio of securities.

         Mortgage-Backed Securities. The Company purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) reduce its credit risk as a result of the guarantee provided by FHLMC, FNMA and GNMA; (iii) utilize these securities as collateral for borrowings; and (iv) increase the liquidity of the Company. The Company has primarily invested in mortgage-backed securities issued or sponsored by FNMA,

FHLMC and GNMA and private issuers. The mortgage-backed securities portfolio had coupon rates ranging from 5.97% to 15.00% and had a weighted average yield of 6.86% at December 31, 2000.

         Mortgage-backed securities are created by the pooling of mortgages and issuance of a security with an interest rate which is less than the interest rate on the underlying mortgage. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Company focuses its investments on mortgage-backed securities backed by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including FNMA, FHLMC and GNMA) pool and resell the participation interests in the form of securities to investors such as the Company and guarantee the payment of principal and interest to investors. Mortgage- backed securities generally yield less than the loans that underlie such securities because of the cost of loan servicing and payment guarantees. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Company. Investments in mortgage-backed securities involve a risk that actual prepayments will differ from estimated prepayments used in pricing the security at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. The Company estimates prepayments for its mortgage-backed securities at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the mortgage-backed securities at issue and current mortgage interest rates and to determine the yield and estimated maturity of its mortgage-backed security portfolio. Of the Company's $130.6 million mortgage-backed securities portfolio at December 31, 2000, $44,000 with a weighted average yield of 8.62% had contractual maturities within five years and $130.6 million with a weighted average yield of 6.86% had contractual maturities over five years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company's mortgage-backed securities prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

         U.S. Government and Agency Obligations and Obligations of States and Municipalities. At December 31, 2000, the U.S. Government and Agency securities portfolio totalled $34.1 million, or 9.4% of total assets, $31.1 million of which were classified as held-to-maturity. In addition, the Company held $584,000 in obligations of New Jersey municipal subdivisions.

         Trust Preferred Securities. At December 31, 2000, the investment portfolio included $10.0 million, or 2.7% of total assets, in trust preferred securities, all of which were purchased in 1998. Trust preferred securities are non-perpetual cumulative preferred stock issued by a wholly owned subsidiary of a bank and are classified as debt securities under generally accepted accounting principles. Securities of this nature are permissible investments for banks and thrifts provided they are of investment grade quality and are rated as such by any of the top rating services. Before purchasing these investments, the Bank researched extensively the permissibility and suitability of these investments and whether they had a place on the balance sheet of the Bank. The Bank's policy as approved by the Board of Directors allows for the purchase of investments which are considered investment grade and are permissible investments under OTS regulations. Securities considered investment grade must be rated in one of the four highest categories by a nationally recognized statistical rating agency. Additionally, the Board's policy limits these type of investments to a maximum aggregate dollar amount of $10,000,000. The Bank's conclusion was that these investments had a place on the balance sheet and, during 1998, $10.0 million of trust preferred security investments in five of the most well known large commercial banks in the eastern United States was made. In addition to $8.9 million of such securities owned by the Bank, the Company owns one trust preferred security which is carried at $1.1 million.

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

         The following table sets forth certain information regarding the amortized cost and fair value of securities at the dates indicated.

                                                                           At December 31,
                                                -------------------------------------------------------------------
                                                         2000                    1999                    1998
                                                --------------------    -------------------    --------------------

                                                Amortized     Fair      Amortized     Fair     Amortized      Fair
                                                  Cost        Value        Cost       Value       Cost        Value
                                                 -------     -------     -------     -------     -------     -------
                                                                           (In thousands)
Investment securities available-for-sale(1):
   U.S. Government and Agency
        obligations                              $ 2,999    $  2,994     $ 2,998     $ 2,924     $ 7,983     $ 8,282
                                                 -------     -------     -------     -------     -------     -------

Investment securities held-to-maturity (1):
   U.S. Government and
     Agency obligations                           31,155      30,577      30,856      28,904      25,582      25,884
   Trust preferred securities                      9,989       8,768       9,993       9,286      10,903      10,619
   Obligations of states and
     municipal subdivisions                          584         580         733         679         388         388
                                                 -------     -------     -------     -------     -------     -------
                                                  41,728      39,925      41,582      38,869      36,873      36,891
                                                 -------     -------     -------     -------     -------     -------
Federal Home Loan Bank of
   New York stock (2)                              3,558       3,558       3,273       3,273       2,607       2,607
                                                 -------     -------     -------     -------     -------     -------
     Total                                       $48,285     $46,477     $47,853     $45,066     $47,463     $47,780
                                                 =======     =======     =======     =======     =======     =======

(1)  Available-for-sale   securities   are   carried   at   fair   value   while
     held-to-maturity securities are carried at amortized cost.
(2) Investment is required by regulation. As the security is not readily marketable, its cost approximates fair value.


         The following table sets forth investment securities activities for the periods indicated.

                                                              At December 31,
                                                  -----------------------------------
                                                    2000          1999          1998
                                                  --------      --------      --------
                                                             (In thousands)
Investment securities:
Investment securities, beginning of period(1)     $ 44,506      $ 45,156      $ 30,009
                                                  --------      --------      --------
Purchases:
   Investment securities--held-to-maturity              --        21,045        23,640
   Investment securities--available-for-sale            --            --         1,000
Calls:
   Investment securities--held-to-maturity              --       (14,550)       (7,740)
   Investment securities--available-for-sale            --            --            --
Maturities:
   Investment securities--held-to-maturity            (150)       (1,150)       (2,150)
   Investment securities--available-for-sale            --            --            --
Sales:
   Investment securities--held-to-maturity              --          (908)           --
   Investment securities--available-for-sale            --        (4,987)           --
Amortization of premiums and discounts                 297           274           199
Unrealized gain (loss)                                  69          (374)          198
                                                  --------      --------      --------
   Net increase in investment securities               216          (650)       15,147
                                                  --------      --------      --------
Investment securities, end of period              $ 44,722      $ 44,506      $ 45,156
                                                  ========      ========      ========

(1)  Includes investment securities available-for-sale.

         The following table sets forth certain information regarding the amortized cost and fair values of the Company's mortgage-backed securities, all of which are held-to-maturity, at the dates indicated.

                                                                             At December 31,
                                --------------------------------------------------------------------------------------------------
                                                2000                              1999                          1998
                                -------------------------------   ---------------------------------   -----------------------------
                                              Percent                             Percent                           Percent
                                 Amortized      of       Fair      Amortized        of        Fair    Amortized       of       Fair
                                   Cost       Total(1)    Value       Cost        Total(1)    Value      Cost       Total(1)  Value
                                   ----       --------    -----       ----        --------    -----      ----       --------  -----
                                                                 (Dollars in thousands)
By Issuer:
   GNMA......................    $ 56,873      43.54%   $ 57,226    $ 51,616     42.58%    $ 51,762   $  58,816    53.29%   $ 59,500
   FHLMC.....................      31,052      23.77      31,176      18,781     15.49       18,576      26,699    24.19      27,019
   FNMA......................      17,243      13.20      17,259      16,894     13.94       16,787      20,101    18.21      20,267
   Other.....................      25,460      19.49      24,524      33,932     27.99       31,682       4,760     4.31       4,727
                                 --------     ------    --------    --------    ------     --------    --------   ------    --------
      Total mortgage-backed
         securities (1)(2)...    $130,628     100.00%   $130,185    $121,223    100.00%    $118,807    $110,376   100.00%   $111,513
                                 ========     ======    ========    ========    ======     ========    ========   ======    ========
By Coupon Type:
   Adjustable-rate...........    $ 78,092      59.78%   $ 78,446    $ 59,667     49.22%    $ 59,764    $ 70,919    64.25%   $ 71,390
   Fixed-rate................      52,536      40.22      51,739      61,556     50.78       59,043      39,457    35.75      40,123
                                 --------     ------    --------    --------    ------     --------    --------   ------    --------
 Total mortgage-backed
         securities (1)(2)...    $130,628     100.00%   $130,185    $121,223    100.00%    $118,807    $110,376   100.00%   $111,513
                                 ========     ======    ========    ========    ======     ========    ========   ======    ========

------------------
(1)  Based on amortized cost.
(2) Includes net unamortized (discounts) premiums of $(35), $(37) and $206 at December 31, 2000, 1999 and 1998, respectively.


         The following table sets forth the Company's mortgage-backed securities activities for the periods indicated.

                                                      For the Years
                                                   Ended December 31,
                                         ----------------------------------------
                                           2000          1999            1998
                                         ---------      ---------      ---------
                                                     (In thousands)
Beginning balance                        $ 121,223      $ 110,376      $ 130,174
   Purchases                                32,016         46,531         21,892
   Principal repayments                    (22,699)       (35,580)       (41,587)
   Net amortization and accretion of
      discounts and premiums                   (88)          (104)          (103)
                                         ---------      ---------      ---------
Ending balance                           $ 130,628      $ 121,223      $ 110,376
                                         =========      =========      =========

    The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of investment securities available-for-sale and held-to-maturity and mortgage-backed securities held-to-maturity as of December 31, 2000.

                                                                         At December 31, 2000
                                                  ----------------------------------------------------------------------------
                                                                            More than One                    More than Five
                                                  One Year or Less          Year to Five Years             Years to Ten Years
                                                  ------------------      ---------------------        -----------------------
                                                            Weighted                   Weighted                      Weighted
                                                  Carrying  Average       Carrying     Average         Carrying        Average
                                                    Value    Yield         Value        Yield            Value          Yield
                                                    -----    -----         -----        -----            -----          -----
                                                                         (Dollars in thousands)
Investment securities available-for-sale:
       U.S. Treasury and Government
          agency obligations                     $     --     --%         $  2,028        6.57%         $     --           --%
                                                 =========                ========                      =========

Investment securities held-to-maturity:
       U.S. Treasury and Government
          agency obligations                     $     --      --         $     --          --           $  8,000        6.83
       Municipal obligations                           --      --               --          --                 --          --
       Trust preferred securities                      --      --               --          --                 --          --
                                                 ---------                --------                       --------
          Total investment securities held
            to maturity                          $     --      --         $     --          --           $  8,000        6.83
                                                 =========                ========                       ========

Mortgage-backed securities held-to-maturity:
       Adjustable-rate:
          GNMA                                   $     --      --         $     --          --           $     --          --
          FHLMC                                        --      --               --          --                 --          --
          FNMA                                         --      --               --          --                 --          --
                                                 ---------                --------                       --------
                 Total                                 --      --               --          --                 --          --
                                                 ---------                --------                       --------
       Fixed-rate:
          GNMA                                         --      --               17        8.00              3,398        7.28
          FHLMC                                        --      --               27        9.00              4,874        6.61
          FNMA                                         --      --               --          --                427        7.00
          Other                                        --      --               --          --                 --          --
                                                 ---------                --------                       --------
                 Total                                 --      --               44        8.62              8,699        6.89
                                                 ---------                --------                       --------
   Total mortgage-backed securities
       held-to-maturity                          $     --      --         $     44        8.62           $  8,699        6.89
                                                 =========                ========                       ========


                                                   More than Ten Years                 Total
                                                 ----------------------       --------------------
                                                              Weighted                    Weighted
                                                  Carrying      Average       Carrying     Average
                                                    Value       Yield           Value       Yield
                                                 --------        ----         --------        ----
Investment securities available-for-sale:
       U.S. Treasury and Government
          agency obligations                     $    966        7.25%        $  2,994        6.79%
                                                 ========                     ========

Investment securities held-to-maturity:
       U.S. Treasury and Government
          agency obligations                     $ 23,155        6.80         $ 31,155        6.81
       Municipal obligations                          584        4.36              584        4.36
       Trust preferred securities                   9,989        7.51            9,989        7.51
                                                 --------                     --------
          Total investment securities held
            to maturity                          $ 33,728        6.97         $ 41,728        6.94
                                                 ========                     ========

Mortgage-backed securities held-to-maturity:
       Adjustable-rate:
          GNMA                                   $ 50,773        6.80         $ 50,773        6.80
          FHLMC                                    18,345        7.07           18,345        7.07
          FNMA                                      8,974        6.81            8,974        6.81
                                                 --------                     --------
                 Total                             78,092        6.86           78,092        6.86
                                                 --------                     --------
       Fixed-rate:
          GNMA                                      2,685        7.77            6,100        7.50
          FHLMC                                     7,806        6.95           12,707        6.82
          FNMA                                      7,842        6.82            8,269        6.83
          Other                                    25,460        6.74           25,460        6.74
                                                 --------                     --------
                 Total                             43,793        6.85           52,536        6.86
                                                 --------                     --------
   Total mortgage-backed securities
       held-to-maturity                          $121,885        6.86         $130,628        6.86
                                                 ========                     ========

Sources of Funds

         General. Deposits, loan repayments and prepayments, security maturities, cash flows generated from operations and FHLB borrowings are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

         Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of savings, checking accounts, NOW accounts, money market and club accounts, certificate of deposit accounts and Individual Retirement Accounts. For the year ended December 31, 2000, average core deposits, which include all non-certificate deposits, represented 38.5% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank has historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products through print media and generally does not solicit deposits from outside its market area. The Bank does not actively solicit certificate accounts in excess of $100,000 or use brokers to obtain deposits. At December 31, 2000, 81.5% of the Bank's certificate of deposit accounts had remaining terms of less than twelve months.

         The following table presents the deposit activity of the Bank for the periods indicated.


                                                     For the Years Ended December 31,
                                                 --------------------------------------
                                                   2000           1999          1998
                                                  --------      --------      --------
                                                             (In thousands)
Beginning balance..........................       $234,978      $238,313      $238,192
                                                  --------      --------      --------
   Net deposits (withdrawals)..............         (6,378)      (11,919)       (9,626)
   Interest credited.......................          9,356         8,584         9,747
                                                  --------      --------      --------
Increase (decrease) in deposit accounts....          2,978        (3,335)           121
                                                  --------      --------      --------
Ending balance.............................       $237,956      $234,978      $238,313
                                                  ========      ========      ========


         At December 31, 2000, the Bank had $25.9 million in certificate accounts in amounts of $100,000 or more maturing as follows.


                                                                      Weighted
                                                                      Average
Maturity Period                                          Amount         Rate
---------------                                        ----------   ------------
                                                        (Dollars in thousands)


Three months or less...............................      $  9,972           5.36%
Over 3 through 6 months............................         4,351           5.87%
Over 6 through 12 months...........................         7,760           6.24%
Over 12 months.....................................         3,849           6.42%
                                                          -------
Total..............................................       $25,932           5.86%
                                                          =======

         The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize month-end balances.


                                                                    For the Years Ended December 31,
                                     -----------------------------------------------------------------------------------------------
                                                2000                               1999                           1998
                                     -----------------------------   --------------------------------- -----------------------------
                                               Percent                            Percent                        Percent
                                               of Total   Weighted                of Total   Weighted            of Total   Weighted
                                     Average   Average    Average     Average     Average    Average    Average  Average    Average
                                     Balance   Deposits     Rate      Balance     Deposits    Rate      Balance  Deposits    Rate
                                     -------   --------     ----      -------     --------    ----      -------  --------    ----
                                                                     (Dollars in thousands)
Demand accounts                      $ 36,536    15.48%     0.75%    $ 36,308      15.35%      0.78%   $33,631    14.10%     1.01%
Savings and Club accounts              54,218    22.97      2.05       58,727      24.84       2.06     62,120    26.05      2.69
Certificates of deposit               145,253    61.55      5.49      141,432      59.81       5.01    142,714    59.85      5.42
                                     --------   ------               --------     ------              --------   ------
         Total                       $236,007   100.00%     3.96     $236,467     100.00%      3.63   $238,465   100.00%     4.09%
                                     ========   ======               ========     ======              ========   ======

Certificate accounts(1):
   Less than six months              $ 79,969    53.65%     5.59%    $ 71,619      51.11%      4.84%   $70,208    49.74%     5.15%
   Over six through 12 months          41,539    27.87      5.95       40,181      28.67       5.11     48,109    34.08      5.32
   Over 12 months through 36 months    24,274    16.29      5.95       24,400      17.41       5.49     19,572    13.86      5.46
   Over 36 months                       3,269     2.19      5.92        3,940       2.81       5.81      3,280     2.32      5.75
                                     --------   ------               --------     ------              --------   ------
         Total certificate accounts  $149,051   100.00%     5.76     $140,140     100.00%      5.05   $141,169   100.00%     5.26
                                     ========   ======               ========     ======              ========   ======

-----------------------------

(1) Based on remaining maturity of certificates calculated as of the end of the period.

         The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2000.


                                   Period to Maturity from December 31, 2000                               At December 31,
                          -----------------------------------------------------------------------  ------------------------------
                          Less than     One to      Two to     Three to     Four to      After
                          One Year    Two years   Three years Four years   Five years  Five Years      2000      1999        1998
                          --------    ---------   ----------------------   ----------  ----------      ----      ----        ----
                                                                            (In thousands)
Certificate accounts:
   4.00% and below         $  3,530   $     73   $     --    $     --      $     --     $     --    $  3,603    $ 2,808     $  4,851
   4.01 to 5.00%             28,936      4,473        445         120            13          206      34,193      66,049      45,485
   5.01 to 6.00%             27,435      2,064      1,475         942           401            6      32,323      60,282      77,729
   6.01 to 7.00%             59,348     11,987      3,227       1,123           386            3      76,074      10,303      10,741
   7.01 to 8.00%              1,690        304        226          69            --           --       2,289         424       2,129
   Over 9.00%                    --         --         --          --            --           --          --          21          --
                           --------   --------   --------    --------      --------     --------    --------     -------     -------
                           $120,939   $ 18,901   $  5,373    $  2,254      $    800     $    215     148,482     139,887     140,935
                           ========   ========   ========    ========      ========     ========

Accrued interest payable                                                                                569         253         234
                                                                                                   --------    --------    --------
   Total                                                                                           $149,051    $140,140    $141,169
                                                                                                   ========    ========    ========

        Borrowings.   The  Bank  utilizes   borrowings  from  the  FHLB  as  an
alternative to retail deposits to fund its operations as part of its operating strategy. These FHLB borrowings are collateralized primarily by certain of the Bank's mortgage-related securities and secondarily by the Bank's investment in capital stock of the FHLB. FHLB borrowings are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. See "Regulation and Supervision--Federal Home Loan Bank System." At December 31, 2000, the Bank had $62.3 million in outstanding FHLB borrowings, compared to $64.3 million at December 31, 1999.

         The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated.

                                                          At or For the Years
                                                           Ended December 31,
                                                   -------------------------------------
                                                    2000          1999          1998
                                                   -------       -------       -------
                                                           (Dollars in thousands)
                                                            ------------  ------------
Average balance outstanding................        $65,592       $57,756       $42,364
Maximum amount outstanding at any
    month-end during the period............         69,167        65,453        52,145
Balance outstanding at end of period.......         62,290        64,340        42,010
Weighted average interest rate
   during the period.......................           5.85%         5.67%         5.83%
Weighted average interest rate at                     5.78%         5.66%         5.69%
   end of period...........................


Subsidiary Activities

         The Company is the parent corporation of two wholly owned subsidiaries, the Bank and West Essex Property Company ("West Essex Property"). West Essex Property was formed in April 1999 to purchase a parcel of land located in Sussex County, New Jersey from the Company. Upon the purchase of this parcel of land, West Essex Property was to have entered into an arrangement to lease the property to a restaurant chain. As of December 31, 2000, West Essex Property has neither purchased the parcel of land nor entered into a lease arrangement. As of December 31, 2000 and for the year then ended, West Essex Property had no operations, assets, liabilities or equity. In addition, the Bank is the parent corporation of one wholly owned subsidiary corporation, West Essex Insurance Agency ("WEIA"). WEIA was formed in December 1982 to offer insurance products and tax-deferred annuities through an agent. Originally, these products were sold at one of the Bank's branches. Commencing in 1993, customers have been referred to Anthony R. Davis Agency at an off-site location. WEIA receives a fee for each customer referral resulting in the purchase of an insurance and/or annuity product. Sales of annuity products totalled $712,000 for the year ended December 31, 2000. WEIA's earnings are at a nominal level since management decided in early 1994 to de- emphasize this activity due to the lack of demand and controversial publicity associated with uninsured annuity products.

Personnel

         As of December 31, 2000, the Company had 49 authorized full-time employee positions and 5 authorized part-time employee positions. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

         Loans-to-One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans-to-one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2000, the Bank's regulatory limit on loans-to-one borrower was $6.3 million. At December 31, 2000, the Bank's largest aggregate amount of loans-to-one borrower was $2.9 million, consisting of two commercial real estate loans.

         QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to qualify as a "domestic building and loan association" as that term is defined in the Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12 month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 2000, the Bank maintained 83.0% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger.

         Under the OTS' regulations, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, compliance with capital requirements and examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, as the case with the Bank, it is a subsidiary of a savings and loan holding company. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Liquidity. During 2000, the Bank was required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties could have been imposed for failure to meet these liquidity requirements. The Bank's liquidity ratio at December 31, 2000 was 23.1%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements. Recent legislation has eliminated the liquidity requirement.

         Assessments. Savings institutions are required by regulation to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly Thrift Financial Report. The assessments paid by the Bank for the year ended December 31, 2000 totaled $74,000.

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

         Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio, 3% for those institutions with the highest examination rating, and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

         The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk deduction. At December 31, 2000, the Bank met each of its capital requirements.

         The following table presents the Bank's capital position at December 31, 2000.


                                                                                       Capital
                                                                  Excess            --------------------------
                              Actual        Required          (Deficiency)          Actual            Required
                              Capital        Capital              Amount            Percent            Percent
                              -------        -------              ------            -------            -------
                                                     (Dollars in thousands)
Tangible............          $40,396        $  5,390             $35,006            11.24%              1.50%
Core (Leverage).....           40,396          14,374              26,022            11.24               4.00
Risk-based..........           41,759          10,923              30,836            30.59               8.00


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

         Insurance of Deposit Accounts. The Bank is a member of the SAIF. The FDIC maintains a risk- based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for

SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 2000, FICO payments for both SAIF members and Bank Insurance Fund ("BIF") members approximately 2.09 basis points. The year 2000 was the first year of equal sharing of FICO payments between BIF and SAIF member institutions.

         The Bank's assessment rate for fiscal 2000 was -0- basis points. Payments toward the FICO bonds amounted to $48,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

Federal Home Loan Bank System

         The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2000 of $3.6 million. FHLB borrowings must be secured by specified types of collateral and all long-term borrowings may only be obtained for the purpose of providing funds for residential housing finance.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 2000, 1999 and 1998, dividends from the FHLB to the Bank amounted to approximately $236,000, $207,000 and 180,000, respectively. If dividends were reduced, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs will not also cause a decrease in the value of FHLB stock held by the Bank, if any.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $42.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $42.3 million, the reserve requirement is $1.269 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $42.3 million. The first $5.5 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

         Restrictions  Applicable  to  Mutual  Holding  Companies.  Pursuant  to
Section 10(o) of the HOLA and the Regulations, a mutual holding company, such as the MHC, may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association and (iv) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company. Recent legislation, which authorized MHCs to engage in activities permitted financial holding companies, expanded the authorized activities. Financial holding companies may engage in a broad array of financial service activities including insurance and securities.

         The HOLA prohibits a savings and loan holding company, including a federal mutual holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution, or holding company thereof, without prior written approval of the OTS. The HOLA also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

         Stock Holding Company Subsidiary Regulation. The OTS has adopted regulations governing the two-tier mutual holding company form of organization and mid-tier stock holding companies that are controlled by mutual holding companies. Under these rules, the stock holding company subsidiary holds all the shares of the mutual holding company's savings association subsidiary and issues the majority of its own shares to the mutual holding company parent. In addition, the stock holding company subsidiary is permitted to engage in activities that are permitted for its mutual holding company parent and to have the same indemnification and employment contract restrictions imposed that are on the mutual holding company parent. Finally, OTS regulations maintain that the stock holding company subsidiary must be federally chartered for supervisory reasons.

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

         Bad Debt Reserve. Historically, savings institutions such as the Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted addition to the non-qualifying loan loss reserve. Due to the Bank's loss experience, the Bank generally recognized a bad debt deduction equal to 8% of taxable income.

         In August 1996, the provisions repealing the above thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all thrift institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction will be equal to net charge-offs. The new rules allow an institution to suspend the bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996. For this purpose, only home purchase and home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre- 1988 bad debt reserves continue to be subject to a provision of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

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

         Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank. The MHC may exclude from its income 80% of dividends received from the Company as long as it maintains ownership in the Company of at least 20%. In addition, the MHC waived dividends from both the Company and the Bank during the year ended December 31, 2000 and 1999.

         Audits. The Bank was last audited by the IRS in 1994. The Bank was not audited by the New Jersey Department of Revenue ("DOR") in the past five years.

State and Local Taxation

         State of New Jersey. The Bank, the Company and the MHC file New Jersey income tax returns. For New Jersey income tax purposes, savings institutions are presently taxed at a rate equal to 3% of taxable income. For this purpose, "taxable income" generally means federal taxable income, subject to certain adjustments (including addition of interest income on state and municipal obligations). For New Jersey tax purposes, regular corporations are presently taxed at a rate equal to 9% of taxable income (7.5% is the rate if taxable income is less than $100,000).

Item 2.  Properties.

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


                                                     Original            Net Book Value
                                                       Year              of Property or
                                  Leased              Leased                Leasehold
                                    or                  or               Improvements at
Location                           Owned             Acquired           December 31, 2000
---------                       -----------         -----------         -----------------
                                                                         (In thousands)
Administrative/Corporate/
Branch Office:
417 Bloomfield Avenue              Owned               1962                    $355
Caldwell, NJ 07006

Branch Offices:
216 Main Street                    Owned               1987                     139
West Orange, NJ 07052
487 Pleasant Valley Way            Owned               1987                     189
West Orange, NJ 07052
574 Franklin Avenue               Leased               1978                      --
Franklin Lakes, NJ 07417
653 Westwood Avenue                Owned               1997                     460
River Vale, NJ 07675
267 Changebridge Road              Owned               1974                     229
Pine Brook, NJ 07058
207 Old Tappan Road                Owned               1997                     471
Old Tappan, NJ 07675
119 Paris Avenue                   Owned               1997                     307
Northvale, NJ 07647


Item 3.   Legal Proceedings.
---------------------------
         The Company is not a party to any pending legal proceedings. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Bank.

Item 4.   Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         None.

                                    PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

         Information regarding the market for the Company's common equity and related stockholder matters appears on the inside front cover of the 2000 Annual Report under the caption "Investor and Corporate Information" and is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations.
-------------------------------

         Information regarding management's discussion and analysis of financial condition and results of operations appears on pages 6 through 14 of the 2000 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by this reference.

Item 7.  Financial Statements.
------------------------------
         Information regarding the financial statements and the Independent Auditors' Report appears on pages 16 through 53 of the 2000 Annual Report and is incorporated herein by this reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.
-----------------------------------------------------------

         The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders, at pages 5 through 6 and page 11.

Item 10.  Executive Compensation.
---------------------------------

         The information relating to directors' compensation and executives' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders, at pages 7 through 10.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders, at pages 3 through 4.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

         The  information   relating  to  certain   relationships   and  related
transactions is incorporated herein by reference to the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders, at pages 10 through 11.

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------

(a)      The following exhibits are filed as part of this report.

3.1      Federal MHC Subsidiary Holding Company Charter of West Essex Bancorp, Inc.*
3.2      Bylaws of West Essex Bancorp, Inc.*
4.0      Draft Stock Certificate of West Essex Bancorp, Inc.*
10.1     West Essex Bank Employee Stock Ownership Plan**
10.2     West Essex Bank Employee Stock Ownership Plan Trust**
10.3     ESOP Loan Commitment Letter**
10.4     West Essex Bank Employee Stock Ownership Trust Loan and Security Agreement**
10.5     Employment Agreement between West Essex Bank and Leopold W. Montanaro**
10.6     Employment Agreement between West Essex Bancorp, Inc. and Leopold W. Montanaro**
10.7     Three Year Change in Control Agreement between West Essex Bank and Dennis A. Petrello**
10.8     Three Year Change in Control Agreement between West Essex Bank and Charles E. Filippo**
10.9     Three Year Change in Control Agreement between West Essex Bank and Craig L. Montanaro**
10.10    Three Year Change in Control Agreement between West Essex Bancorp, Inc. and Dennis A.
         Petrello**
10.11    Three Year Change in Control Agreement between West Essex Bancorp, Inc. and Charles E.
         Filippo**
10.12    Three Year Change in Control Agreement between West Essex Bancorp, Inc. and Craig L.
         Montanaro**
10.13    West Essex Bank Employee Severance Compensation Plan**
10.14    West Essex Bank Supplemental Executive Retirement Plan**
10.15    West Essex Bank Management Supplemental Executive Retirement Plan**
10.16    Restated Executive Supplemental Retirement Income Agreement for Leopold W. Montanaro*
10.17    Restated Executive Supplemental Retirement Income Agreement for Charles E. Filippo*
10.18    West Essex Bancorp, Inc. 1999 Stock Based Incentive Plan, as amended and restated***
11.0     Computation of Earnings Per Share
13.0     Portions of the 2000 Annual Report to Shareholders
21.0     Subsidiary information is incorporated herein by reference to "Part I-Business-Subsidiary Activities"
23.0     Consent of Radics & Co., LLC

(b)      Reports on Form 8-K

         None.
----------------------------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on June 12, 1998, as amended, Registration No. 333-56729.

** Incorporated herein by reference into this document from the Exhibits to the Form 10-K, filed on March 31, 1999.

*** Incorporated herein by reference into this document from the definitive Proxy Statement dated March 27, 2000.

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

                                               Date:  March 14, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                                 Title                              Date
----                                 -----                              ----
/s/ Leopold W. Montanaro       President, Chief Executive         March 14, 2001
------------------------       Officer and Director
Leopold W. Montanaro           (principal executive officer)

/s/ Dennis A. Petrello         Executive Vice President           March 14, 2001
----------------------         and Chief Financial Officer
Dennis A. Petrello             (principal accounting and
                               financial officer)

/s/ William J. Foody           Chairman of the Board              March 14, 2001
---------------------
William J. Foody

/s/ David F. Brandley          Director                           March 14, 2001
----------------------
David F. Brandley

/s/ Everett N. Leonard         Director                           March 14, 2001
----------------------
Everett N. Leonard

/s/ James P. Vreeland          Director                           March 14, 2001
---------------------
James P. Vreeland

/s/ John J. Burke              Director                           March 14, 2001
-----------------
John J. Burke