Form 10QSB
period 2001-03-31
WEST ESSEX BANCORP INC
filed 2001-05-11
CIK 1063438

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
(Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                       OR

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to_________________


                         Commission File Number 0-29770
                                     -------


                            WEST ESSEX BANCORP, INC.
--------------------------------------------------------------------------------
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

     3,972,788 shares of common stock, par value $0.01 par share, were outstanding as of April 30, 2001.



Transitional Small Business Disclosure Format (check one): Yes [  ]    No [ X ]

                            WEST ESSEX BANCORP, INC.

                                   FORM 10-QSB

                      For the Quarter Ended March 31, 2001


                                      INDEX

                                                                                    Page
                                                                                   Number
                                                                                  --------

PART I                         FINANCIAL INFORMATION

          Item 1.   Financial Statements                                              1

                       Consolidated Statements of Financial Condition at
                        March 31, 2001 and December 31, 2000 (Unaudited)              2


                       Consolidated Statements of Income for the
                        Three Months Ended March 31, 2001 and 2000 (Unaudited)        3


                       Consolidated Statements of Comprehensive Income for the
                        Three Months Ended March 31, 2001 and 2000 (Unaudited)        4


                       Consolidated Statements of Cash Flows for the
                        Three Months Ended March 31, 2001 and 2000 (Unaudited)      5 - 6


                       Notes to Consolidated Financial Statements                     7

          Item 2.   Management's Discussion and Analysis or Plan
                         of Operations                                              8 - 12



PART II                OTHER INFORMATION

          Item 1.      Legal Proceedings                                              13
          Item 2.      Changes in Securities                                          13
          Item 3.      Defaults Upon Senior Securities                                13
          Item 4.      Submission of Matters to a Vote of Security Holders          13 - 14
          Item 5.      Other Information                                              14
          Item 6.      Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                                            15


                            WEST ESSEX BANCORP, INC.
                          PART I. FINANCIAL INFORMATION
                                 March 31, 2001
    -------------------------------------------------------------------------


ITEM 1. FINANCIAL STATEMENTS

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. West Essex Bancorp, Inc. (the "Registrant" or the "Company") believes that the disclosures presented are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000.

The results of operations for the three month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   ------------------------------------------

                                                                         March 31,           December 31,
                                                                           2001                  2000
                                                                      -------------         -------------
                                                                                  (unaudited)
Assets

Cash and amounts due from depository institutions                     $   1,871,236         $   2,416,155
Interest-bearing deposits in other banks                                 14,554,270             6,461,762
                                                                      -------------         -------------

          Total cash and cash equivalents                                16,425,506             8,877,917

Term deposits                                                               300,000                    --
Securities available for sale                                               986,875             2,994,063
Investment securities held to maturity                                   32,251,026            41,727,821
Mortgage-backed securities held to maturity                             124,854,474           130,627,541
Loans receivable                                                        164,402,332           164,037,987
Real estate owned                                                           466,376               601,595
Premises and equipment                                                    2,586,580             2,595,036
Federal Home Loan Bank of New York stock                                  3,558,400             3,558,400
Accrued interest receivable                                               2,063,405             2,307,828
Excess of cost over assets acquired                                       3,902,388             4,050,580
Other assets                                                              5,094,025             3,026,894
                                                                      -------------         -------------

          Total assets                                                $ 356,891,387         $ 364,405,662
                                                                      =============         =============

Liabilities and Stockholders' Equity

Liabilities

Deposits                                                              $ 237,827,177         $ 237,956,208
Borrowed money                                                           66,377,436            62,290,413
Advance payments by borrowers for taxes and insurance                     1,015,626             1,032,953
Due to broker                                                                    --            12,768,419
Other liabilities                                                         1,638,825               909,657
                                                                      -------------         -------------

          Total liabilities                                             306,859,064           314,957,650
                                                                      -------------         -------------

Stockholders' Equity

Preferred stock (par value $.01), 1,000,000 shares
  authorized; no shares issued or outstanding                                    --                    --
Common stock (par value $.01), 9,000,000 shares authorized;
  shares issued 4,197,233; shares outstanding 3,982,788 (2001)
  and 3,986,991 (2000)                                                       41,972                41,972
Additional paid-in capital                                               17,340,184            17,332,221
Retained earnings - substantially restricted                             36,309,240            35,733,815
Common stock acquired by Employee Stock Ownership
  Plan ("ESOP")                                                            (994,676)           (1,031,516)
Unearned Incentive Plan stock                                              (499,433)             (530,666)
Treasury stock, at cost; 214,445 shares (2001) and
  210,242 shares (2000)                                                  (2,156,561)           (2,094,524)
Accumulated other comprehensive loss - Unrealized
  loss on securities available for sale, net of income taxes                 (8,403)               (3,230)
                                                                      -------------         -------------

          Total stockholders' equity                                     50,032,323            49,448,012
                                                                      -------------         -------------

          Total liabilities and stockholders' equity                  $ 356,891,387         $ 364,405,662
                                                                      =============         =============


See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   ------------------------------------------

                                                                            Three Months Ended March 31,
                                                                          -------------------------------
                                                                              2001               2000
                                                                          -----------         -----------
                                                                                     (unaudited)
Interest income:
        Loans                                                             $ 3,143,337         $ 2,916,530
        Mortgage-backed securities                                          2,175,104           2,047,894
        Investment securities                                                 669,019             763,780
        Other interest-earning assets                                         141,274             123,789
                                                                          -----------         -----------

                     Total interest income                                  6,128,734           5,851,993
                                                                          -----------         -----------

Interest expense:
        Deposits                                                            2,426,106           2,139,250
        Borrowed money                                                        926,403             927,439
                                                                          -----------         -----------

                     Total interest expense                                 3,352,509           3,066,689
                                                                          -----------         -----------

Net interest income                                                         2,776,225           2,785,304
(Recapture of) provision for loan losses                                       (3,506)                 --
                                                                          -----------         -----------

Net interest income after (recapture of) provision for loan losses          2,779,731           2,785,304
                                                                          -----------         -----------

Non-interest income:
        Fees and service charges                                               81,388              88,558
        Gain on sale of security available for sale                            45,000                  --
        Other                                                                  50,143              58,490
                                                                          -----------         -----------

                     Total non-interest income                                176,531             147,048
                                                                          -----------         -----------

Non-interest expenses:
        Salaries and employee benefits                                        859,396             827,525
        Net occupancy expense of premises                                     122,245              99,534
        Equipment                                                             192,377             170,543
        Loss (income) on real estate owned                                     14,408            (108,239)
        Amortization of intangibles                                           148,192             148,192
        Other                                                                 380,895             417,582
                                                                          -----------         -----------

                     Total non-interest expenses                            1,717,513           1,555,137
                                                                          -----------         -----------

Income before income taxes                                                  1,238,749           1,377,215
Income taxes                                                                  440,589             497,279
                                                                          -----------         -----------

Net income                                                                $   798,160         $   879,936
                                                                          ===========         ===========

Net income per common share - basic and diluted                           $      0.21         $      0.23
                                                                          ===========         ===========

Weighted average number of common shares outstanding:
        Basic                                                               3,824,455           3,859,029
        Diluted                                                             3,879,885           3,859,029
                                                                          ===========         ===========

See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------

                                                                                      Three Months Ended March 31,
                                                                                     ------------------------------
                                                                                         2001              2000
                                                                                       ---------         ---------
                                                                                              (unaudited)
Net income                                                                             $ 798,160         $ 879,936
                                                                                       ---------         ---------

Other comprehensive loss -
            Unrealized holding gains (losses) on securities available for sale,
                    net of income taxes of $(13,318) and $503, respectively               23,696              (896)

            Reconciliation adjustment for realized gain on security
                    available for sale, net of deferred income taxes of $16,191          (28,809)               --
                                                                                       ---------         ---------

Other comprehensive loss                                                                  (5,113)             (896)
                                                                                       ---------         ---------

Comprehensive income                                                                   $ 793,047         $ 879,040
                                                                                       =========         =========


See notes to consolidated financial statements

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -----------------------------------------


                                                                                                 Three Months Ended March 31,
                                                                                              ---------------------------------
                                                                                                  2001                2000
                                                                                              ------------        ------------
                                                                                                         (unaudited)
Cash flows from operating activities:
          Net income                                                                          $    798,160         $    879,936
          Adjustments to reconcile net income
           to net cash provided by operating activities:
                 Depreciation and amortization of premises and equipment                            64,826               59,659
                 Net accretion of premiums, discounts and deferred loan fees                       (72,276)             (97,951)
                 Amortization of intangibles                                                       148,192              148,192
                 (Recapture of) provision for loan losses                                           (3,506)                  --
                 (Gain) on sale of security available for sale                                     (45,000)                  --
                 Loss (gain) on sale of real estate owned                                            3,506             (130,989)
                 Decrease (increase) in accrued interest receivable                                178,312              (23,284)
                 (Increase) in other assets                                                       (364,258)            (246,936)
                 Increase in interest payable                                                      197,807               14,015
                 Increase in other liabilities                                                     629,374              489,964
                 Amortization of Incentive Plan cost                                                31,233               36,613
                 ESOP shares committed to be released                                               46,316               33,754
                                                                                              ------------         ------------

                        Net cash provided by operating activities                                1,612,686            1,162,973
                                                                                              ------------         ------------

Cash flows from investing activities:
          Purchases of term deposits                                                              (300,000)                  --
          Proceeds from sale of security available for sale                                      2,045,000                   --
          Proceeds from maturities and calls of investment securities held to maturity           9,548,188                   --
          Principal repayments on mortgage-backed securities held to maturity                    8,721,051            4,834,711
          Purchases of mortgage-backed securities held to maturity                             (15,664,344)         (12,337,689)
          Purchase of loans receivable                                                            (189,792)            (634,971)
          Net (increase) in loans receivable                                                      (156,910)          (5,016,172)
          Proceeds from sales of real estate owned                                                 131,713              198,489
          Additions to premises and equipment                                                      (56,370)             (30,569)
          Purchase of Federal Home Loan Bank of New York stock                                          --              (33,000)
          Purchase of life insurance                                                            (1,700,000)                  --
                                                                                              ------------         ------------

                        Net cash (used in) investing activities                                  2,378,536          (13,019,201)
                                                                                              ------------         ------------

Cash flows from financing activities:
          Net (decrease) increase in deposits                                                     (212,782)           1,680,345
          Net (decrease) increase in short-term borrowed money                                  (5,550,000)           5,000,000
          Proceeds of long-term borrowed money                                                  10,000,000                   --
          Repayment of long-term borrowed money                                                   (362,977)          (3,342,246)
          Net (decrease) increase in advance payments by borrowers for
                 taxes and insurance                                                               (17,327)              49,667
          Purchases of treasury stock                                                              (95,625)            (148,000)
          Proceeds from sale of treasury stock                                                      17,813                   --
          Cash dividends paid                                                                     (222,735)            (159,710)
                                                                                              ------------         ------------

                        Net cash provided by financing activities                                3,556,367            3,080,056
                                                                                              ------------         ------------

Net increase (decrease) in cash and cash equivalents                                             7,547,589           (8,776,172)
Cash and cash equivalents - beginning                                                            8,877,917           12,745,845
                                                                                              ------------         ------------

Cash and cash equivalents - ending                                                            $ 16,425,506         $  3,969,673
                                                                                              ============         ============


See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -----------------------------------------

                                                                           Three Months Ended March 31,
                                                                         --------------------------------
                                                                             2001                2000
                                                                         ------------        ------------
                                                                                   (unaudited)
Supplemental disclosure of cash flow information:
      Cash paid during the year for:
          Income taxes                                                    $        --        $        --
                                                                          ===========        ===========

          Interest                                                        $ 3,154,702        $ 3,052,674
                                                                          ===========        ===========

Supplemental schedule of noncash investing activities:
          Loans receivable transferred to real estate owned               $        --        $   165,269
                                                                          ===========        ===========

          Security purchased in 2000, settled in 2001:
                 Mortgage-backed security held to maturity                $12,702,308        $        --
                 Accrued interest receivable                                   66,111                 --
                                                                          -----------        -----------
                 Due to broker                                            $12,768,419        $        --
                                                                          ===========        ===========

          Issuance of treasury stock to fund Supplemental Employee
                 Retirement Plan                                          $    14,262        $        --
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



2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and regulations S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.



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

Management's Discussion and Analysis or Plan of Operation

General

               The Company is the federally chartered stock holding company for the Bank, a federally chartered stock savings bank. The Company, the Bank and West Essex Bancorp, M.H.C., a mutual holding company and majority owner of the Company, are regulated by the Office of Thrift Supervision (the "OTS"). The Company's and the Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on interest-earning assets, primarily the loan and investment portfolios, and the cost of funds, consisting of interest paid on deposits and borrowings. Results of operations are also affected by the provision for loan losses and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy and equipment expense, amortization of intangibles, advertising, federal deposit insurance premiums, expenses of real estate owned and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

Comparison of Financial Condition at March 31, 2001 and December 31, 2000

               Total assets were $356.9 million at March 31, 2001, compared to $364.4 million at December 31, 2000, a decrease of $7.5 million, or 2.1%. The decrease in total assets was primarily due to a $12.8 million security purchase in December 2000 which was funded via a broker liability until paid for in January 2001. Excluding this item, total assets increased by $5.3 million or 1.5%.

               Cash and cash equivalents, primarily interest-bearing deposits with the Federal Home loan Bank of New York ("FHLB"), increased $7.5 million to $16.4 million at March 31, 2001 from $8.9 million at December 31, 2000. The increase in cash and cash equivalents was the result of proceeds received on several securities called in advance of final maturity which had not yet been reinvested.

               In the aggregate, mortgage-backed securities and investment securities, including available-for-sale and held to maturity issues, totalled $158.1 million at March 31, 2001, a decrease of $17.2 million, or 9.8%, from $175.3 million at December 31, 2000. Mortgage-backed securities, all of which are held to maturity, decreased $5.8 million due to repayments exceeding purchases. Investment securities held to maturity decreased $9.5 million due primarily to calls of several higher yielding securities in advance of scheduled maturities. Securities available for sale decreased $2.0 million due to a security sale.

               Loans receivable increased by $364,000, or 0.2%, to $164.4 million at March 31, 2001 from $164.0 million at December 31, 2000.

               Deposits totalled $237.8 million at March 31, 2001, a decrease of $129,000, or 0.1%, from the $238.0 million balance at December 31, 2000.

               Borrowed money increased $4.1 million to $66.4 million at March 31, 2001, as compared to $62.3 million at December 31, 2000. During the quarter ended March 31, 2001, a 10-year, $10.0 million borrowing was obtained, long-term debt of $363,000 was repaid and short-term borrowings were reduced by $5.6 million.

               Stockholders' equity increased $584,000, or 1.2%, to $50.0 million, primarily due to the retention of net income.


Comparison  of  Operating  Results for the Three Months Ended March 31, 2001 and
2000

               Net Income. Net income decreased $82,000, or 9.3%, to $798,000 for the three months ended March 31, 2001, compared with $880,000 for the same 2000 period. The decrease in net income during the 2001 period resulted primarily from a $122,000 ($79,000 after tax) decline in results related to real estate owned, as further discussed under "Non-interest Expenses".

               Interest Income. Total interest income increased $277,000 or 4.7% to $6.1 million for the three months ended March 31, 2001 from $5.9 million for the same 2000 period. The increase was the result of an $8.5 million, or 2.6%, increase in average interest-earning assets between the periods, as well as an increase in the average yield on interest earning assets to 7.14% during the three months ended March 31, 2001, from 6.99% during the same 2000 period.

               Interest income on loans increased by $227,000 or 7.8% to $3.1 million during the three months ended March 31, 2001, when compared with $2.9 million for the same 2000 period. The increase during the 2001 period resulted from an increase of $9.0 million, or 5.8%, in the average balance of loans outstanding, along with a 15 basis point increase to 7.58% in the yield earned on the loan portfolio. The increased average balance was the result of continued strength in lending volume during the last twelve months. The increased yield is the result of higher rates obtained on originations during much of 2000, as well as upward interest rate adjustments on many of the Bank's adjustable-rate mortgage loans.

               Interest on mortgage-backed securities, all of which are held-to-maturity, increased $127,000, or 6.2%, to $2.2 million during the three months ended March 31, 2001, when compared with $2.0 million for the same 2000 period. The increase during the 2001 period resulted from increases of $2.0 million, or 1.6%, in the average balance of mortgage-backed securities and 30 basis points, to 6.83%, in yield. The increased average balance is the result of purchases exceeding repayments of mortgage-backed securities. The increase in yield is the result of higher interest rates obtained on securities purchased since March 31, 2000.

               Interest earned on investment securities, including both available-for-sale and held-to-maturity issues, decreased by $95,000, or 12.4%, to $669,000 during the three months ended March 31, 2001, when compared to $764,000 during the same 2000 period, primarily due to a decrease of $5.1 million, or 11.4%, in the average balance of such assets, along with an eight basis point decrease to 6.78% in the yield earned. The decline in both average balance and yield is the result of the aforementioned calls of higher yielding investment securities held to maturity.

               Interest on other interest-earning assets increased $17,000, or 13.7%, to $141,000 during the three months ended March 31, 2001, as compared to $124,000 for the same 2000 period. The increase was due to an increase of $2.6 million, or 32.9%, in the average balance of such assets, which was partially offset by a decrease of 87 basis points, to 5.42%, in the yield earned. The increase in average balance was the result of the proceeds on the aforementioned called investment securities. The decrease in yield is reflective of the general decrease in short-term market interest rates.

               Interest Expense. Interest expense on deposits increased $287,000, or 13.4%, to $2.4 million during the three months ended March 31, 2001, when compared to $2.1 million during the same 2000 period. Such increase was primarily attributable to an increase of 51 basis points, to 4.40%, in the cost of interest-bearing deposits, along with a $1.0 million, or 0.5%, increase in the average balance thereof. The average cost of certificates of deposit was 5.65% for the three months ended March 31, 2001, as compared to 5.03% for the same 2000 period. The average cost of non-certificate deposits decreased to 1.81% for the three months ended March 31, 2001, as compared to 1.83% for the same prior year period.

               Interest expense on borrowed money decreased marginally by $1,000, or 0.1%, to $926,000 during the three months ended March 31, 2001, when compared with $927,000 during the same 2000 period, as the average balance of borrowings outstanding from the FHLB remained steady at $65.5 million and $65.2 million, respectively, as did the average cost, at 5.66% and 5.70%, respectively. During the three months ended March 31, 2001, the Bank obtained a 10-year $10.0 million borrowing at 5.40%, repaid $363,000 in long-term borrowings having an average interest rate of 5.96% and reduced short-term borrowings by $5.6 million.

               Net Interest Income. Net interest income decreased $9,000, or 0.3%, during the three months ended March 31, 2001, when compared with the same 2000 period. Such decrease was due to an increase in total interest expense of $286,000, partially offset by an increase in total interest income of $277,000. The Bank's net interest rate spread decreased to 2.45% in 2001 from 2.68% in 2000. The decrease in the interest rate spread resulted from a 38 basis point increase in the cost of average interest-bearing liabilities, partially offset by a 15 basis point increase in the yield on average interest-earning assets. Despite the decrease in the net interest rate spread, net interest income was little changed due to the additional income generated by an $8.5 million increase in average interest-earning assets, which more than offset the additional cost incurred by a $1.4 million increase in average interest-bearing liabilities.

               Provision for Loan Losses. During the three months ended March 31, 2001, the Bank recorded a recapture of $4,000 in the provision for loan losses and experienced no loan charge-offs. During the three months ended
March 31, 2000, the Bank did not record a provision for loan losses and recorded loan charge-offs totalling $35,000. There were no loan recoveries in either period. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At March 31, 2001 and 2000, loans delinquent ninety days or more totalled $270,000 and $221,000, respectively, representing 0.16% and 0.14%, respectively, of total loans. At March 31, 2001, the allowance for loan losses stood at $1.36 million, representing 0.82% of total loans and 503.7% of loans delinquent ninety days or more. At December 31, 2000, the allowance for loan losses stood at $1.36 million, representing 0.81% of total loans and 1251.7% of loans delinquent ninety days or more. At March 31, 2000, the allowance for loan losses stood at $1.37 million, representing 0.85% of total loans and 618.9% of loans delinquent ninety days or more. The Bank monitors its loan portfolio on a continuing basis and intends to continue to provide for loan losses based on its ongoing review of the loan portfolio and general market conditions.

               Non-Interest Income. Non-interest income increased $30,000, or 20.4%, to $177,000 during the three months ended March 31, 2000, from $147,000 during the same 2000 period. Included in the current period results is a $45,000 gain on the sale of a security available for sale. There were no security sales during the prior year period.

               Non-Interest Expenses. Non-interest expenses increased by $162,000, or 10.4%, to $1.72 million during the three months ended March 31, 2001, when compared with $1.56 million during the same 2000 period. The most significant change in non-interest expense occurred in relation to real estate owned, where a loss of $14,000 was recorded during the three months ended March 31, 2001, as compared to income of $108,000 in the comparable prior period. The $122,000 decline was primarily due to a loss of $4,000 on real estate sales during the current year quarter as compared to gains of $131,000 on real estate sales during the same prior year quarter.

               Salaries and employee benefits, the largest component of non-interest expenses, increased $32,000, or 3.9%, to $860,000 during the three months ended March 31, 2001, from $828,000 during the prior year quarter. All other elements of non-interest expense, which includes occupancy and equipment expense, amortization of intangibles, and other expenses, remained little changed at $845,000 and $836,000 during the three months ended March 31, 2001 and 2000, respectively.

               Income Taxes. Income tax expense totalled $441,000, or 35.6% of income before income taxes, during the three months ended March 31, 2001, as compared to $497,000, or 36.1% of income before income taxes, during the comparable 2000 period.

Liquidity and Capital Resources

               The Company's and Bank's primary sources of funds on a long-term and short-term basis are deposits, principal and interest payments on loans, mortgage-backed and investment securities and FHLB borrowings. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features on debt securities are greatly influenced by general interest rates, economic conditions and competition. Recent legislation repealed the Office of Thrift Supervision's ("OTS") minimum liquidity ratio requirement. OTS regulations now require the Bank to maintain sufficient liquidity to ensure its safe and sound operation.

               The Company's most liquid assets are cash and cash equivalents and securities available for sale. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At March 31, 2001, cash and cash equivalents and securities available for sale totalled $17.4 million, or 4.9% of total assets.

               The Company, through its Bank subsidiary, has other sources of liquidity if a need for additional funds arises, including FHLB borrowings. At March 31, 2001, the Bank had $66.4 million in borrowings outstanding from the FHLB. Depending on market conditions, the pricing of deposit products and FHLB borrowings, the Bank may continue to rely on FHLB borrowings to fund asset growth.

               At March 31, 2001, the Bank had commitments to originate and purchase loans and fund unused outstanding lines of credit and undisbursed proceeds of construction mortgages totalling $12.0 million and no commitments to purchase securities. The Bank anticipates that it will have sufficient funds available to meet its current commitments. Certificate accounts, including Individual Retirement Account accounts, which are scheduled to mature in less than one year from March 31, 2001, totalled $121.6 million. The Bank expects that substantially all of the maturing certificate accounts will be retained by the Bank.

               At March 31, 2001, the Company had total equity, determined in accordance with generally accepted accounting principles, of $50.0 million, or 14.0% of total assets. At March 31, 2001, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $41.3 million, or 11.8% of total adjusted assets, which is above the required level of $5.3 million, or 1.5%; core capital of $41.3 million, or 11.8% of total adjusted assets, which is above the required level of $14.1 million, or 4.0%; and risk-based capital of $42.7 million, or 30.6% of risk-weighted assets, which is above the required level of $11.2 million, or 8.0%. An institution with a ratio of tangible capital to adjusted total assets of greater than or equal to 5.0% is considered to be "well-capitalized" pursuant to OTS regulations.

                            WEST ESSEX BANCORP, INC.
                           PART II . OTHER INFORMATION
                                 March 31, 2001


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

                 None.


ITEM 3. Defaults Upon Senior Securities

                 None.


ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        The 2001 Annual Meeting of Stockholders was held on April 25, 2001. The following matters were submitted to the stockholders:

1.   Election of two directors:

     A.   Directors elected at the meeting for terms to expire in 2004:

                                        Number of Shares
                                     -----------------------
                                        For         Withheld
                                     ---------     ---------

          Mr. John J. Burke          3,842,116       54,246
          Mr. James P. Vreeland      3,842,014       54,348



          The following directors' terms of office as a director continued after the meeting:

          (i)      Mr. David F. Brandley
          (ii)     Mr. William J. Foody
          (iii)    Mr. Everett N. Leonard
          (iv)     Mr. Leopold W. Montanaro

                            WEST ESSEX BANCORP, INC.
                           PART II . OTHER INFORMATION
                                 March 31, 2001



ITEM 4. Submission of Matters to a Vote of Security Holders  (Cont'd.)
        --------------------------------------------------------------

                                                                                   Number of Shares
                                                --------------------------------------------------------------------------------
                                                       For                Against            Abstained            Non-Vote
                                                -----------------    -----------------    ----------------    ------------------
2.  The ratification of Radics & Co., LLC
     as independent auditors of the
     Company for the fiscal year
     ending December 31, 2001.                     3,870,055              23,000               3,307                  -



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





                                       WEST ESSEX BANCORP, INC.


Date:     May 11, 2001            By:   /s/ Leopold W. Montanaro
      -------------------            -------------------------------------------
                                        Leopold W. Montanaro
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



Date:     May 11, 2001            By:   /s/ Dennis A. Petrello
      -------------------            -------------------------------------------
                                        Dennis A. Petrello
                                        Executive Vice President and
                                        and Chief Financial Officer
                                       (Principal Financial and
                                        Accounting Officer)