Form 10QSB
period 2001-06-30
WEST ESSEX BANCORP INC
filed 2001-08-03
CIK 1063438

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2001

                                    OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


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


          Issuer's telephone number, including area code 973-226-7911
                                                         ------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      3,962,788 shares of common stock, par value $0.01 par share, were outstanding as of July 31, 2001.



Transitional Small Business Disclosure Format (check one): Yes [   ]    No [ X ]

                            WEST ESSEX BANCORP, INC.

                                   FORM 10-QSB

                       For the Quarter Ended June 30, 2001


                                      INDEX

                                                                                       Page
                                                                                      Number
                                                                                      ------

PART I                      FINANCIAL INFORMATION

       Item 1.   Financial Statements                                                    1

                      Consolidated Statements of Financial Condition at
                        June 30, 2001 and December 31, 2000 (Unaudited)                  2


                      Consolidated Statements of Income for the Three and
                       Six Months Ended June 30, 2001 and 2000 (Unaudited)               3


                      Consolidated Statements of Comprehensive Income for the
                       Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)     4


                      Consolidated Statements of Cash Flows for the
                       Six Months Ended June 30, 2001 and 2000 (Unaudited)              5-6


                      Notes to Consolidated Financial Statements                         7

       Item 2.   Management's Discussion and Analysis or Plan
                      of Operations                                                     8-14



PART II                     OTHER INFORMATION

       Item 1.              Legal Proceedings                                            15
       Item 2.              Changes in Securities                                        15
       Item 3.              Defaults Upon Senior Securities                              15
       Item 4.              Submission of Matters to a Vote of Security Holders          15
       Item 5.              Other Information                                            15
       Item 6.              Exhibits and Reports on Form 8-K                             15

SIGNATURES                                                                               16


                            WEST ESSEX BANCORP, INC.
                          PART I. FINANCIAL INFORMATION
                                  June 30, 2001
                    ----------------------------------------


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

The results of operations for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 -------------------------------------------------------------------------------
                                   (Unaudited)


                                                                       June 30,          December 31,
                                                                         2001                2000
Assets
Cash and amounts due from depository institutions                   $   2,066,588       $   2,416,155
Interest-bearing deposits in other banks                               16,328,814           6,461,762
                                                                    -------------       -------------

          Total cash and cash equivalents                              18,395,402           8,877,917

Term deposits                                                             300,000                  --
Securities available for sale                                             980,000           2,994,063
Investment securities held to maturity                                 34,318,693          41,727,821
Mortgage-backed securities held to maturity                           123,859,209         130,627,541
Loans receivable                                                      164,838,472         164,037,987
Real estate owned                                                         360,790             601,595
Premises and equipment                                                  2,569,845           2,595,036
Federal Home Loan Bank of New York stock                                3,558,400           3,558,400
Accrued interest receivable                                             2,122,981           2,307,828
Excess of cost over assets acquired                                     3,754,197           4,050,580
Other assets                                                            5,384,051           3,026,894
                                                                    -------------       -------------

          Total assets                                              $ 360,442,040       $ 364,405,662
                                                                    =============       =============

Liabilities and Stockholders' Equity

Liabilities

Deposits                                                            $ 236,543,211       $ 237,956,208
Borrowed money                                                         71,109,083          62,290,413
Advance payments by borrowers for taxes and insurance                   1,018,147           1,032,953
Due to broker                                                                  --          12,768,419
Other liabilities                                                       1,456,432             909,657
                                                                    -------------       -------------

          Total liabilities                                           310,126,873         314,957,650
                                                                    -------------       -------------

Stockholders' Equity

Preferred stock (par value $.01), 1,000,000 shares
  authorized; no shares issued or outstanding                                  --                  --
Common stock (par value $.01), 9,000,000 shares authorized;
  shares issued 4,197,233; shares outstanding 3,962,788 (2001)
  and 3,986,991 (2000)                                                     41,972              41,972
Additional paid-in capital                                             17,355,924          17,332,221
Retained earnings - substantially restricted                           36,801,672          35,733,815
Common stock acquired by Employee Stock Ownership
  Plan ("ESOP")                                                          (957,837)         (1,031,516)
Unearned Incentive Plan stock                                            (468,199)           (530,666)
Treasury stock, at cost; 234,445 shares (2001) and
  210,242 shares (2000)                                                (2,445,561)         (2,094,524)
Accumulated other comprehensive loss - Unrealized
  loss on securities available for sale, net of income taxes              (12,804)             (3,230)
                                                                    -------------       -------------

          Total stockholders' equity                                   50,315,167          49,448,012
                                                                    -------------       -------------

          Total liabilities and stockholders' equity                $ 360,442,040       $ 364,405,662
                                                                    =============       =============


See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
 -------------------------------------------------------------------------------
                                   (Unaudited)

                                                             Three Months Ended June 30,            Six Months Ended June 30,
                                                           -------------------------------       -------------------------------
                                                               2001               2000               2001               2000
                                                           ------------       ------------       ------------       ------------
Interest income:
        Loans                                              $  3,053,035       $  3,066,429       $  6,196,372       $  5,982,959
        Mortgage-backed securities                            2,052,663          2,106,444          4,227,767          4,154,338
        Investment securities                                   572,208            766,660          1,241,227          1,530,440
        Other interest-earning assets                           205,553             88,443            346,827            212,232
                                                           ------------       ------------       ------------       ------------

                     Total interest income                    5,883,459          6,027,976         12,012,193         11,879,969
                                                           ------------       ------------       ------------       ------------

Interest expense:
        Deposits                                              2,348,360          2,264,353          4,774,466          4,403,603
        Borrowed money                                          923,797            981,702          1,850,200          1,909,141
                                                           ------------       ------------       ------------       ------------

                     Total interest expense                   3,272,157          3,246,055          6,624,666          6,312,744
                                                           ------------       ------------       ------------       ------------

Net interest income                                           2,611,302          2,781,921          5,387,527          5,567,225
Provision for loan losses                                         3,506                 --                 --                 --
                                                           ------------       ------------       ------------       ------------
Net interest income after provision for loan losses           2,607,796          2,781,921          5,387,527          5,567,225
                                                           ------------       ------------       ------------       ------------

Non-interest income:
        Fees and service charges                                 80,660            103,213            162,048            191,771
        Gain on sale of securities available for sale                --                 --             45,000                 --
        Other                                                    70,314             35,510            120,457             94,000
                                                           ------------       ------------       ------------       ------------

                     Total non-interest income                  150,974            138,723            327,505            285,771
                                                           ------------       ------------       ------------       ------------

Non-interest expenses:
        Salaries and employee benefits                          939,340            832,784          1,798,736          1,660,309
        Net occupancy expense of premises                        82,455             81,858            204,700            181,392
        Equipment                                               184,872            182,362            377,249            352,905
        (Gain) loss on real estate owned                        (16,790)           (58,531)            (2,382)          (166,770)
        Amortization of intangibles                             148,192            148,192            296,384            296,384
        Miscellaneous                                           333,360            459,597            714,255            877,179
                                                           ------------       ------------       ------------       ------------

                     Total non-interest expenses              1,671,429          1,646,262          3,388,942          3,201,399
                                                           ------------       ------------       ------------       ------------

Income before income taxes                                    1,087,341          1,274,382          2,326,090          2,651,597
Income taxes                                                    375,175            453,581            815,764            950,860
                                                           ------------       ------------       ------------       ------------

Net income                                                 $    712,166       $    820,801       $  1,510,326       $  1,700,737
                                                           ============       ============       ============       ============

Net income per common share:
        Basic                                              $      0.186       $      0.213       $      0.395       $      0.441
        Diluted                                                   0.183              0.213              0.389              0.441
                                                           ==============      ===========       ============       ============

Dividends declared per common share:                       $       0.15       $       0.10       $       0.30       $       0.20
                                                           ==============      ===========       ============       ============

Weighted average number of common shares outstanding:
        Basic                                                 3,823,860          3,858,743          3,824,157          3,858,886
        Diluted                                               3,890,242          3,858,743          3,882,769          3,858,886
                                                           ==============      ===========       ============       ============


See notes to consolidated financial statements.
                                                                              3.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 -------------------------------------------------------------------------------
                                   (Unaudited)


                                                                            Three Months Ended June 30,   Six Months Ended June 30,
                                                                            ---------------------------   -------------------------
                                                                               2001          2000            2001          2000
                                                                            -----------   -----------     -----------   -----------
Net income                                                                  $   712,166   $   820,801     $ 1,510,326   $ 1,700,737
                                                                            -----------   -----------     -----------   -----------

Other comprehensive income -
       Unrealized holding (losses) gains on securities available for sale,
           net of income taxes of $2,474, $2,245, $(10,844) and $2,748,          (4,401)       (3,995)         19,295        (4,891)
           respectively

       Reclassification adjustment for realized gains on securities
           available for sale, net of income taxes of $16,191 in 2001                --            --         (28,809)           --
                                                                            -----------   -----------     -----------   -----------
Total other comprehensive income                                                 (4,401)       (3,995)         (9,514)       (4,891)
                                                                            -----------   -----------     -----------   -----------
Comprehensive income                                                        $   707,765   $   816,806     $ 1,500,812   $ 1,695,846
                                                                            ===========   ===========     ===========   ===========








See notes to consolidated financial statements.
                                                                              4.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
 -------------------------------------------------------------------------------
                                   (Unaudited)


                                                                                              Six Months Ended June 30,
                                                                                            ----------------------------
                                                                                                2001             2000
                                                                                            ------------     -----------
Cash flows from operating activities:
          Net income                                                                        $  1,510,326     $  1,700,737
          Adjustments to reconcile net income
           to net cash provided by operating activities:
                 Depreciation and amortization of premises and equipment                         130,228          129,776
                 Net accretion of premiums, discounts and deferred loan fees                    (105,297)        (199,378)
                 Amortization of intangibles                                                     296,383          296,384
                 (Gain) on sale of securities available for sale                                 (45,000)              --
                 (Gain) on sale of real estate owned                                             (23,913)        (195,461)
                 Decrease (increase) in accrued interest receivable                              118,736         (126,810)
                 (Increase) in other assets                                                     (651,810)        (234,753)
                 Increase in interest payable                                                    249,345           53,272
                 Increase in other liabilities                                                   458,474          113,210
                 Amortization of Incentive Plan cost                                              62,467           62,442
                 ESOP shares committed to be released                                             98,895           67,275
                                                                                            ------------     ------------

                        Net cash provided by operating activities                              2,098,834        1,666,694
                                                                                            ------------     ------------

Cash flows from investing activities:
          Purchases of term deposits                                                            (300,000)              --
          Proceeds from sales of securities available for sale                                 2,045,000               --
          Proceeds from maturities and calls of investment securities held to maturity         9,548,188               --
          Purchases of investment securities held to maturity                                 (2,000,000)              --
          Principal repayments on mortgage-backed securities held to maturity                 20,707,101       11,148,681
          Purchases of mortgage-backed securities held to maturity                           (26,663,695)     (12,337,689)
          Purchase of loans receivable                                                        (2,453,011)      (3,249,507)
          Net decrease (increase) in loans receivable                                          1,640,583       (8,171,585)
          Proceeds from sales of real estate owned                                               264,718          390,059
          Additions to premises and equipment                                                   (105,037)         (82,340)
          Purchase of Federal Home Loan Bank of New York stock                                        --         (285,700)
          Purchase of life insurance                                                          (1,700,000)              --
                                                                                            ------------     ------------

                        Net cash provided by (used in) investing activities                      983,847      (12,588,081)
                                                                                            ------------     ------------

Cash flows from financing activities:
          Net (decrease) increase in deposits                                                 (1,559,779)         398,154
          Net (decrease) increase in short-term borrowed money                                  (450,000)       7,000,000
          Proceeds of long-term borrowed money                                                10,000,000               --
          Repayment of long-term borrowed money                                                 (731,330)      (4,289,562)
          Net (decrease) increase in advance payments by borrowers for taxes
            and insurance                                                                        (14,806)          88,176
          Purchases of treasury stock                                                           (384,625)        (198,400)
          Proceeds from sales of treasury stock                                                   17,813               --
          Cash dividends paid                                                                   (442,469)        (313,328)
                                                                                            ------------     ------------


                        Net cash provided by financing activities                              6,434,804        2,685,040
                                                                                            ------------     ------------

Net increase (decrease) in cash and cash equivalents                                           9,517,485       (8,236,347)
Cash and cash equivalents - beginning                                                          8,877,917       12,745,845
                                                                                            ------------     ------------

Cash and cash equivalents - ending                                                          $ 18,395,402     $  4,509,498
                                                                                            ============     ============



See notes to consolidated financial statements.
                                                                              5.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
 -------------------------------------------------------------------------------
                                   (Unaudited)


                                                                        Six Months Ended June 30,
                                                                      -----------------------------
                                                                          2001            2000
                                                                      ------------     ------------
Supplemental disclosure of cash flow information:
        Cash paid during the year for:
          Income taxes                                                $  1,038,020     $  1,085,980
                                                                      ============     ============

          Interest                                                    $  6,375,321     $  6,259,472
                                                                      ============     ============

Supplemental schedule of noncash investing activities:
          Unrealized (loss) on securities
                 available or sale, net of income taxes               $     (9,514)    $     (4,891)
                                                                      ============     ============

          Security purchased in 2000, settled in 2001:
                 Mortgage-backed security held to maturity            $ 12,702,308     $         --
                 Accrued interest receivable                                66,111               --
                                                                      ------------     ------------
                 Due to broker                                        $ 12,768,419     $         --
                                                                      ============     ============

          Loans receivable transferred to real estate owned           $         --     $    165,269
                                                                      ============     ============

          Issuance of treasury stock to fund Supplemental Employee
                 Retirement Plan                                      $     14,262     $     12,607
                                                                      ============     ============




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



2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-B and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.



3. NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the unallocated portion of shares held by the ESOP in accordance with the American Institute of Certified Public Accountants' Statement of Position 93-6. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of unallocated ESOP shares, unearned incentive plan shares and stock options, if dilutive, using the treasury stock method. As of and for the three and six months ended June 30, 2001, none of the potentially dilutive securities were included in the computation of diluted net income per share as they were anti-dilutive.

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

Comparison of Financial Condition at June 30, 2001 and December 31, 2000

               Total assets were $360.4 million at June 30, 2001, compared to $364.4 million at December 31, 2000, a decrease of $4.0 million, or 1.1%. The decrease in total assets was primarily due to a $12.8 million security purchase in December 2000 which was funded via a broker liability until paid for in January 2001. Excluding this item, total assets increased by $8.8 million or 2.5%.

               Cash and cash equivalents, primarily interest-bearing deposits with the Federal Home Loan Bank of New York ("FHLB"), increased $9.5 million to $18.4 million at June 30, 2001 from $8.9 million at December 31, 2000. The increase in cash and cash equivalents was the result of proceeds received on several securities called in advance of final maturity which had not yet been reinvested.

               In the aggregate, mortgage-backed securities and investment securities, including available-for-sale and held to maturity issues, totalled $159.2 million at June 30, 2001, a decrease of $16.1 million, or 9.2%, from $175.3 million at December 31, 2000. Mortgage-backed securities, all of which are held to maturity, decreased $6.7 million due to repayments exceeding purchases. Investment securities held to maturity decreased $7.4 million due primarily to calls of several higher yielding securities in advance of scheduled maturities. Securities available for sale decreased $2.0 million due to a security sale.

               Loans receivable increased by $800,000, or 0.5%, to $164.8 million at June 30, 2001 from $164.0 million at December 31, 2000.

               Deposits totalled $236.5 million at June 30, 2001, a decrease of $1.5 million, or 0.6%, from the $238.0 million balance at December 31, 2000.

               Borrowed money increased $8.8 million to $71.1 million at June 30, 2001, as compared to $62.3 million at December 31, 2000. During the six months ended June 30, 2001, a 10-year, $10.0 million borrowing was obtained, long-term debt of $731,000 was repaid and short-term borrowings were reduced by $500,000.

               Stockholders' equity increased $867,000, or 1.8%, to $50.3 million, primarily due to the retention of net income.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2001 and
2000

               Net Income. Net income decreased $109,000, or 13.3%, to $712,000 for the three months ended June 30, 2001 compared with $821,000 for the same 2000 period. The decrease in net income during the 2001 period resulted primarily from a $171,000 decrease in net interest income and a $25,000 increase in non-interest expenses, which were partially offset by an increase in non-interest income of $12,000 and a decrease in income taxes of $79,000.

               Interest Income. Total interest income decreased $145,000, or 2.4%, to $5.9 million for the three months ended June 30, 2001 from $6.0 million for the same 2000 period. The decrease was the result of a 24 basis point decline to 6.88% in yield, which was partially offset by a $3.2 million, or 0.9%, increase in average interest-earning assets between the periods. The decrease in yield was the result of lower market interest rates.

               Interest income on loans decreased by $14,000 or 0.5% to $3.05 million during the three months ended June 30, 2001 when compared with $3.07 million for the same 2000 period. The decrease during the 2001 period resulted from a 15 basis point decline to 7.37% in the yield earned on the loan portfolio, partially offset by a $2.6 million, or 1.6%, increase in average loans outstanding. The decreased yield is the result of lower rates obtained on originations as well as downward interest rate adjustments on the Bank's adjustable-rate mortgage loans.

               Interest on mortgage-backed securities, all of which are held-to-maturity, decreased $53,000, or 2.5%, to $2.05 million during the three months ended June 30, 2001 when compared with $2.11 million for the same 2000 period. The decrease during the 2001 period resulted from decreases of $2.2 million, or 1.7%, in the average balance of mortgage-backed securities and 5 basis points, to 6.70%, in yield. The decreased yield is the result of downward interest rate adjustments on adjustable rate issues.

               Interest earned on investment securities, including both available-for-sale and held-to-maturity issues, decreased by $195,000, or 25.4%, to $572,000 during the three months ended June 30, 2001, when compared to $767,000 during the same 2000 period, due to decreases of $9.8 million, or 22.1%, in the average balance of such assets and 30 basis points to 6.58% in the yield earned thereon. The decrease in average balance was the result of calls, sales and maturities of securities exceeding purchases thereof. The decrease in yield was the result of calls of several higher yielding securities.

               Interest on other interest-earning assets increased $117,000, or 133.0%, to $205,000 during the three months ended June 30, 2001 as compared to $88,000 for the same 2000 period. The increase was due to an increase of $12.6 million, or 203.6%, in the average balances of such assets, partially offset by a decrease of 132 basis points, to 4.36%, in yield. The reduced yield is reflective of the decline in market interest rates.

               Interest Expense. Interest expense on deposits increased $84,000, or 3.7%, to $2.35 million during the three months ended June 30, 2001 when compared to $2.26 million during the same 2000 period. Such increase was primarily attributable to an increase of 12 basis points, to 4.26%, in the cost of interest-bearing deposits, along with a $1.5 million, or 0.7%, increase in the average balance thereof. The increase in cost is due to higher interest rates paid on certificates of deposits, which averaged 5.47% for the three months ended June 30, 2001 as compared to 5.35% for the same 2000 period. The average cost of non-certificate deposits was 1.82% for the three months ended June 30, 2001 as compared to 1.85% for the same prior year period.

               Interest expense on borrowed money decreased by $58,000, or 5.9%, to $924,000 during the three months ended June 30, 2001 when compared with $982,000 during the same 2000 period, primarily due to a 34 basis point decrease to 5.51% in the cost of borrowed money as the average balance of borrowings was little changed. During the three months ended June 30, 2001, the Bank repaid $368,000 in long-term borrowings having an average interest rate of 5.97%. Short-term borrowings totalled $7.5 million at June 30, 2001 and had an average interest rate of 4.40% as compared to $2.4 million at March 31, 2001, having an average rate of 5.67% and $13.0 million at June 30, 2000, having an average rate of 6.44%.

               Net Interest Income. Net interest income decreased $171,000, or 6.1%, to $2.6 million during the three months ended June 30, 2001, when compared with $2.8 million for the same 2000 period. Such decrease was due to a decrease in total interest income of $144,000, along with a decrease in total interest expense of $25,000. The net interest rate spread decreased to 2.33% in 2001 from 2.58% in 2000. The decrease in the interest rate spread resulted from an increase of 1 basis point in the cost of interest-bearing liabilities, along with a 24 basis point decrease in the yield on interest-earning assets.

               Provision for Loan Losses. During the three months ended June 30, 2001, the Bank recorded a $4,000 provision for loan losses. During the three months ended June 30, 2000, the Bank did not record a provision for loan losses. At both period ends, the existing balance of the allowance for loan losses was considered adequate. There were no loan charge-offs or recoveries during the three months ended June 30, 2001. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 2001 and 2000, loans delinquent ninety days or more totalled $138,000 and $142,000, respectively, representing 0.08% of total loans at each date. At June 30, 2001, the allowance for loan losses stood at $1.36 million, representing 0.81% of total loans and 985.0% of loans delinquent ninety days or more. At March 31, 2001, the allowance for loan losses stood at $1.36 million, representing 0.82% of total loans and 503.7% of loans delinquent ninety days or more. At June 30, 2000, the allowance for loan losses stood at $1.37 million, representing 0.81% of total loans and 959.0% of loans delinquent ninety days or more. The Bank monitors its loan portfolio on a continuing basis and intends to continue to provide for loan losses based on its ongoing review of the loan portfolio and general market conditions.

               Non-Interest Income. Non-interest income increased $12,000, or 8.6%, to $151,000 during the three months ended June 30, 2001 from $139,000 during the same 2000 period.

               Non-Interest Expenses. Non-interest expenses increased by $25,000, or 1.5%, to $1.67 million during the three months ended June 30, 2001 when compared with $1.65 million during the same 2000 period. The primary components of the period increase were a $42,000 decline in results related to real estate owned and a $106,000 increase in salaries and employee benefits, partially offset by a $126,000 decrease in miscellaneous non-interest expenses. The decline in real estate owned results were largely attributable to $27,000 in gains from property sales in the current period as compared to $64,000 in gains from property sales in the comparable prior year period. Salaries and employee benefits, the largest component of non-interest expenses, increased $106,000, or 12.7%, to $939,000 during the three months ended June 30, 2001 from $833,000 during the prior year quarter. Miscellaneous non-interest expenses decreased $127,000, or 27.6%, to $333,000 during the three months ended June 30, 2001 from $460,000 during the prior year quarter as management has sought to reduce costs. Among the elements of miscellaneous non-interest expenses which have been reduced are legal fees, insurance expense, advertising and outside conference costs. All other elements of non-interest expense remained little changed at $416,000 and $412,000 during the three months ended June 30, 2001 and 2000, respectively.

               Income Taxes. Income tax expense totalled $375,000, or 34.5% of income before income taxes, during the three months ended June 30, 2001 as compared to $454,000, or 35.6% of income before income taxes, during the comparable 2000 period.


Comparison of Operating Results for the Six Months Ended June 30, 2001 and 2000

               Net Income. Net income decreased $190,000, or 11.2%, to $1.5 million for the six months ended June 30, 2001 compared with $1.7 million for the same 2000 period. The decrease in net income during the 2001 period resulted primarily from a $180,000 decrease in net interest income and a $188,000 increase of non-interest expenses, which were partially offset by an increase in non-interest income of $42,000 and a decrease in income taxes of $135,000.

               Interest Income. Total interest income increased $132,000, or 1.1%, to $12.0 million for the six months ended June 30, 2001 from $11.9 million for the same 2000 period. The increase was the result of a $5.9 million, or 1.7%, increase in average interest-earning assets between the periods, partially offset by a 5 basis point decrease to 7.01% in yield.

               Interest income on loans increased by $213,000, or 3.6%, to $6.2 million during the six months ended June 30, 2001 when compared with $6.0 million for the same 2000 period. The increase during the 2001 period resulted from an increase of $5.8 million, or 3.6%, in the average balance of loans outstanding, which was sufficient to offset a one basis point decrease to 7.47% in the yield earned on the loan portfolio.

               Interest on mortgage-backed securities, all of which are held-to-maturity, increased $74,000, or 1.8%, to $4.23 million during the six months ended June 30, 2001 when compared with $4.15 million for the same 2000 period. The increase during the 2001 period resulted from an increase of 13 basis points to 6.77% in yield, partially offset by a decline of $106,000 or 0.1%, in the average balance of mortgage-backed securities.

               Interest earned on investment securities, including both available-for-sale and held-to-maturity issues, decreased by $290,000, or 18.9%, to $1.2 million during the six months ended June 30, 2001, when compared to $1.5 million during the same 2000 period, primarily due to decreases of $7.5 million, or 16.7%, in the average balance of such assets, and 18 basis points to 6.69% in the yield earned thereon. The decrease in average balance was the result of calls, sales and maturities exceeding purchases of such securities. The decrease in yield was the result of the calls of several higher yielding securities.

               Interest on other interest-earning assets increased $135,000, or 60.8%, to $347,000 during the six months ended June 30, 2001 as compared to $212,000 for the same 2000 period. The increase was due to an increase of $7.6 million, or 107.9%, in the average balance of such assets, which was more than sufficient to offset a 128 basis point decrease in yield. The reduced yield is reflective of the decline in market interest rates.

               Interest Expense. Interest expense on deposits increased $370,000, or 8.4%, to $4.8 million during the six months ended June 30, 2001 when compared to $4.4 million during the same 2000 period. Such increase was primarily attributable to an increase of 32 basis points, to 4.33%, in the cost of interest-bearing deposits, along with a $1.3 million, or 0.6%, increase in the average balance thereof. The increase in cost is due to higher interest rates paid on certificates of deposit, which averaged 5.56% for the six months ended June 30, 2001 as compared to 5.19% for the same 2000 period. The average cost of non-certificate deposits was 1.82% for the six months ended June 30, 2001 as compared to 1.84% for the same prior year period.

               Interest expense on borrowed money decreased by $59,000, or 3.1%, to $1.85 million during the six months ended June 30, 2001 when compared with $1.91 million during the same 2000 period, primarily due to a 20 basis point decrease to 5.58% in the cost of borrowed money, which more than offset a $181,000, or 0.3%, increase in average borrowings. During the six months ended June 30, 2001, the Bank obtained a 10-year $10.0 million borrowing at 5.40% and repaid $731,000 in long-term borrowings having an average interest rate of 5.97%. At June 30, 2001 and December 31, 2000, short-term borrowings totalled $7.5 million and $8.0 million, respectively, and carried an average rate of 4.40% and 6.52%, respectively.

               Net Interest Income. Net interest income decreased $180,000, or 3.2%, to $5.4 million during the six months ended June 30, 2001, when compared with $5.6 million the same 2000 period. Such decrease was due to an increase in total interest expense of $312,000, partially offset by an increase in total interest income of $132,000. The net interest rate spread decreased to 2.39% in 2001 from 2.64% in 2000. The decrease in the interest rate spread resulted from an increase of 20 basis points in the cost of interest-bearing liabilities along with a 5 basis point decrease in the yield on interest-earning assets.

               Provision for Loan Losses. During the six months ended June 30, 2001 and 2000, the Bank did not record a provision for loan losses as the existing balance of the allowance for loan losses was considered adequate. During the six months ended June 30, 2001, there were no charge-offs. During the six months ended June 30, 2000, charge-offs totalled $35,000. There were no recoveries during the six months ended June 30, 2001 and 2000. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 2001 and 2000, loans delinquent ninety days or more totalled $138,000 and $142,000, respectively, representing 0.08% of total loans at each date. At June 30, 2001, the allowance for loan losses stood at $1.36 million, representing 0.81% of total loans and 985.0 % of loans delinquent ninety days or more. At December 31, 2000, the allowance for loan losses stood at $1.36 million, representing 0.81% of total loans and 1251.7% of loans delinquent ninety days or more. At June 30, 2000, the allowance for loan losses stood at $1.37 million, representing 0.81% of total loans and 959.0% of loans delinquent ninety days or more. The Bank monitors its loan portfolio on a continuing basis and intends to continue to provide for loan losses based on its ongoing review of the loan portfolio and general market conditions.

               Non-Interest Income. Non-interest income decreased $42,000, or 14.7%, to $328,000 during the six months ended June 30, 2001 from $286,000 during the same 2000 period. The 2001 amount includes a $45,000 gain on the sale of a security available for sale.

               Non-Interest Expenses. Non-interest expenses increased by $188,000, or 5.9%, to $3.4 million during the six months ended June 30, 2001 when compared with $3.2 million during the same 2000 period. The primary components of the period increase were a $165,000 decline in results related to real estate owned and a $138,000 increase in salaries and employee benefits, partially offset by a $163,000 decrease in miscellaneous non-interest expenses. The decline in real estate owned results were attributable to $24,000 in gains from property sales in the current period as compared to $195,000 in gains from property sales in the comparable prior year period. Salaries and employee benefits, the largest component of non-interest expenses, increased $138,000, or 8.3%, to $1.8 million during the six months ended June 30, 2001 from $1.7 million during the prior year period. Miscellaneous non-interest expenses decreased $163,000, or 18.6%, to $714,000 during the six months ended June 30, 2001, from $877,000 million during the comparable prior year period as management has sought to reduce costs. Among the elements of miscellaneous non-interest expense which have been reduced are legal fees, insurance expense, advertising and outside conference costs. All other elements of non-interest expense remained little changed at $878,000 and $831,000 during the six months ended June 30, 2001 and 2000, respectively.

               Income Taxes. Income tax expense totalled $816,000, or 35.1% of income before income taxes, during the six months ended June 30, 2001 as compared to $951,000, or 35.9% of income before income taxes, during the comparable 2000 period.

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

               The Company's most liquid assets are cash and cash equivalents and securities available for sale. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At June 30, 2001, cash and cash equivalents and securities available for sale totalled $18.7 million, or 5.2% of total assets.

               The Company, through its Bank subsidiary, has other sources of liquidity if a need for additional funds arises, including FHLB borrowings. At June 30, 2001, the Bank had $71.1 million in borrowings outstanding from the FHLB. Depending on market conditions, the pricing of deposit products and FHLB borrowings, the Bank may continue to rely on FHLB borrowings to fund asset growth.

               At June 30, 2001, the Bank had commitments to originate and purchase loans and fund unused outstanding lines of credit and undisbursed proceeds of construction mortgages totalling $27.9 million and no commitments to purchase securities. The Bank anticipates that it will have sufficient funds available to meet its current commitments. Certificate accounts, including Individual Retirement Account accounts, which are scheduled to mature in less than one year from June 30, 2001, totalled $124.6 million. The Bank expects that substantially all of the maturing certificate accounts will be retained by the Bank.

               At June 30 , 2001, the Company had total equity, determined in accordance with generally accepted accounting principles, of $50.3 million, or 14.0% of total assets. At June 30, 2001, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $42.2 million, or 11.9% of total adjusted assets, which is above the required level of $5.3 million, or 1.5%; core capital of $42.2 million, or 11.9% of total adjusted assets, which is above the required level of $14.2 million, or 4.0%; and risk-based capital of $43.6 million, or 30.9% of risk-weighted assets, which is above the required level of $11.3 million, or 8.0%. An institution with a ratio of tangible capital to adjusted total assets of greater than or equal to 5.0% is considered to be "well-capitalized" pursuant to OTS regulations.

                            WEST ESSEX BANCORP, INC.
                           PART II . OTHER INFORMATION
                                  June 30, 2001


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

                 None.


ITEM 3. Defaults Upon Senior Securities

                 None.


ITEM 4. Submission of Matters to a Vote of Security Holders

                 This information was reported in the Company's Form 10-QSB for the quarter ended March 31, 2001.

ITEM 5. Other Information

                 None.

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

                 None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                   WEST ESSEX BANCORP, INC.


Date:   August 3, 2001             By  /s/ Leopold W. Montanaro
      -----------------                -----------------------------------------
                                       Leopold W. Montanaro
                                        President and Chief Executive Officer
                                          (Principal Executive Officer)



Date:   August 3, 2001             By: /s/ Dennis A. Petrello
      -----------------                -----------------------------------------
                                        Dennis A. Petrello
                                        Executive Vice President and
                                         and Chief Financial Officer
                                                   (Principal Financial and
                                                      Accounting Officer)