Form 10QSB
period 2001-09-30
WEST ESSEX BANCORP INC
filed 2001-11-09
CIK 1063438

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

    [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                         Commission File Number 0-29770


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

      4,915,985 shares of common stock, par value $0.01 par share, were outstanding as of October 31, 2001.



Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                            WEST ESSEX BANCORP, INC.

                                   FORM 10-QSB

                    For the Quarter Ended September 30, 2001

                                      INDEX

                                                                                                 Page
                                                                                                Number
                                                                                                ------
PART I                         FINANCIAL INFORMATION

          Item 1.   Financial Statements                                                           1

                      Consolidated Statements of Financial Condition at
                        September 30, 2001 and December 31, 2000 (Unaudited)                       2


                      Consolidated Statements of Income for the Three and
                       Nine Months Ended September 30, 2001 and 2000 (Unaudited)                   3


                      Consolidated Statements of Comprehensive Income for the
                       Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited)         4


                      Consolidated Statements of Cash Flows for the
                       Nine Months Ended September 30, 2001 and 2000 (Unaudited)                 5 - 6


                      Notes to Consolidated Financial Statements                                   7

          Item 2.   Management's Discussion and Analysis or Plan
                         of Operations                                                           8 - 14



PART II             OTHER INFORMATION

          Item 1.   Legal Proceedings                                                              15
          Item 2.   Changes in Securities                                                          15
          Item 3.   Defaults Upon Senior Securities                                                15
          Item 4.   Submission of Matters to a Vote of Security Holders                            15
          Item 5.   Other Information                                                              15
          Item 6.   Exhibits and Reports on Form 8-K                                               15

SIGNATURES                                                                                         16


                            WEST ESSEX BANCORP, INC.
                          PART I. FINANCIAL INFORMATION
                               September 30, 2001
                       -----------------------------------


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

The results of operations for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                      September 30,         December 31,
                                                                          2001                  2000
                                                                      -------------         -------------
Assets

Cash and amounts due from depository institutions                     $   2,087,491         $   2,416,155
Interest-bearing deposits in other banks                                 14,930,153             6,461,762
                                                                      -------------         -------------

          Total cash and cash equivalents                                17,017,644             8,877,917

Term deposits                                                               300,000                    --
Securities available for sale                                             1,001,875             2,994,063
Investment securities held to maturity                                   29,387,527            41,727,821
Mortgage-backed securities held to maturity                             118,505,302           130,627,541
Loans receivable                                                        175,059,876           164,037,987
Real estate owned                                                           240,890               601,595
Premises and equipment                                                    2,535,198             2,595,036
Federal Home Loan Bank of New York stock                                  3,555,500             3,558,400
Accrued interest receivable                                               2,096,878             2,307,828
Excess of cost over assets acquired                                       3,606,004             4,050,580
Other assets                                                              5,050,425             3,026,894
                                                                      -------------         -------------

          Total assets                                                $ 358,357,119         $ 364,405,662
                                                                      =============         =============

Liabilities and Stockholders' Equity

Liabilities

Deposits                                                              $ 237,701,292         $ 237,956,208
Borrowed money                                                           68,235,274            62,290,413
Advance payments by borrowers for taxes and insurance                       922,513             1,032,953
Due to broker                                                                    --            12,768,419
Other liabilities                                                         1,002,176               909,657
                                                                      -------------         -------------

          Total liabilities                                             307,861,255           314,957,650
                                                                      -------------         -------------

Stockholders' Equity

Preferred stock (par value $.01), 1,000,000 shares
  authorized; no shares issued or outstanding                                    --                    --
Common stock (par value $.01), 9,000,000 shares authorized;
  shares issued 4,197,233; shares outstanding 3,932,788 (2001)
  and 3,986,991 (2000)                                                       41,972                41,972
Additional paid-in capital                                               17,381,520            17,332,221
Retained earnings - substantially restricted                             37,397,844            35,733,815
Common stock acquired by Employee Stock Ownership
  Plan ("ESOP")                                                            (920,997)           (1,031,516)
Unearned Incentive Plan stock                                              (436,964)             (530,666)
Treasury stock, at cost; 264,445 shares (2001) and
  210,242 shares (2000)                                                  (2,968,711)           (2,094,524)
Accumulated other comprehensive loss - Unrealized
  loss on securities available for sale, net of income taxes                  1,200                (3,230)
                                                                      -------------         -------------

          Total stockholders' equity                                     50,495,864            49,448,012
                                                                      -------------         -------------

          Total liabilities and stockholders' equity                  $ 358,357,119         $ 364,405,662
                                                                      =============         =============


See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Three Months Ended September 30,       Nine Months Ended September 30,
                                                          --------------------------------       -------------------------------
                                                               2001              2000                2001               2000
                                                          -------------      -------------       ------------       ------------

Interest income:
        Loans                                              $  3,141,380       $  3,144,119       $  9,337,752       $  9,127,078
        Mortgage-backed securities                            1,973,317          2,070,154          6,201,084          6,224,492
        Investment securities                                   548,490            777,468          1,789,717          2,307,908
        Other interest-earning assets                           144,966             95,917            491,793            308,149
                                                           ------------       ------------       ------------       ------------

                     Total interest income                    5,808,153          6,087,658         17,820,346         17,967,627
                                                           ------------       ------------       ------------       ------------

Interest expense:
        Deposits                                              2,237,585          2,420,648          7,012,051          6,824,251
        Borrowed money                                          945,903            973,986          2,796,103          2,883,127
                                                           ------------       ------------       ------------       ------------

                     Total interest expense                   3,183,488          3,394,634          9,808,154          9,707,378
                                                           ------------       ------------       ------------       ------------

Net interest income                                           2,624,665          2,693,024          8,012,192          8,260,249
Provision for loan losses                                            --
                                                           ------------       ------------       ------------       ------------

Net interest income after provision for loan losses           2,624,665          2,693,024          8,012,192          8,260,249
                                                           ------------       ------------       ------------       ------------

Non-interest income:
        Fees and service charges                                 95,899             94,831            257,947            286,602
        Gain on sale of securities available for sale                --                 --             45,000                 --
        Other                                                    67,479             27,550            187,936            121,550
                                                           ------------       ------------       ------------       ------------

                     Total non-interest income                  163,378            122,381            490,883            408,152
                                                           ------------       ------------       ------------       ------------

Non-interest expenses:
        Salaries and employee benefits                          904,960            813,440          2,703,696          2,473,749
        Net occupancy expense of premises                        83,894             79,832            288,594            261,224
        Equipment                                               120,126            181,286            497,375            534,191
        (Gain) on real estate owned                              (4,724)           (29,516)            (7,106)          (196,286)
        Amortization of intangibles                             148,192            148,192            444,576            444,576
        Miscellaneous                                           332,442            405,576          1,046,697          1,282,755
                                                           ------------       ------------       ------------       ------------

                     Total non-interest expenses              1,584,890          1,598,810          4,973,832          4,800,209
                                                           ------------       ------------       ------------       ------------

Income before income taxes                                    1,203,153          1,216,595          3,529,243          3,868,192
Income taxes                                                    391,746            393,585          1,207,510          1,344,445
                                                           ------------       ------------       ------------       ------------

Net income                                                 $    811,407       $    823,010       $  2,321,733       $  2,523,747
                                                           ============       ============       ============       ============

Net income per common share:
        Basic                                              $       0.17       $       0.17       $       0.49       $       0.52
        Diluted                                                    0.17               0.17               0.48               0.52
                                                           ============       ============       ============       ============

Weighted average number of common shares outstanding:
        Basic                                                 4,753,439          4,803,823          4,771,277          4,817,013
        Diluted                                               4,880,903          4,824,139          4,862,609          4,823,785
                                                           ============       ============       ============       ============


See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                  Three Months Ended September 30, Nine Months Ended September 30,
                                                                  -------------------------------- -------------------------------
                                                                         2001          2000             2001            2000
                                                                     -----------    -----------      -----------     -----------
Net income                                                           $   811,407    $   823,010      $ 2,321,733     $ 2,523,747
                                                                     -----------    -----------      -----------     -----------

Other comprehensive income
    Unrealized holding gains on securities available for sale,
        net of income taxes of $7,871, $5,173, $18,715 and                14,004          9,205           33,299           4,314
        $2,425, respectively

    Reclassification adjustment for realized gains on securities
        available for sale, net of income taxes of $16,191 in 2001            --             --          (28,809)             --


Total other comprehensive income                                          14,004          9,205            4,490           4,314
                                                                     -----------    -----------      -----------     -----------

Comprehensive income                                                 $   825,411    $   832,215      $ 2,326,223     $ 2,528,061
                                                                     ===========    ===========      ===========     ===========



See notes to consolidated financial statements.
                                                                               4

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended September 30,
                                                                                          -------------------------------
                                                                                               2001             2000
                                                                                           ------------     ------------
Cash flows from operating activities:
          Net income                                                                      $  2,321,733     $  2,523,747
          Adjustments to reconcile net income
           to net cash provided by operating activities:
                 Depreciation and amortization of premises and equipment                       193,096          196,516
                 Net accretion of premiums, discounts and deferred loan fees                  (152,406)        (306,759)
                 Amortization of intangibles                                                   444,576          444,576
                 (Gain) on sale of securities available for sale                               (45,000)              --
                 (Gain) on sale of real estate owned                                           (34,007)        (234,635)
                 (Gain) on trade-in of automobile                                               (2,360)              --
                 Decrease (increase) in accrued interest receivable                            144,839         (340,218)
                 (Increase) in other assets                                                   (326,055)          (3,496)
                 Increase in interest payable                                                  304,604            1,266
                 Increase in other liabilities                                                  14,431           56,582
                 Amortization of Incentive Plan cost                                            93,702           93,662
                 ESOP shares committed to be released                                          161,331          104,813
                                                                                          ------------     ------------

                        Net cash provided by operating activities                            3,118,484        2,536,054
                                                                                          ------------     ------------

Cash flows from investing activities:
          Purchases of term deposits                                                          (300,000)              --
          Proceeds from sales of securities available for sale                               2,045,000               --
          Proceeds from maturities and calls of investment securities held to maturity      16,548,188          150,000
          Purchases of investment securities held to maturity                               (4,000,000)              --
          Principal repayments on mortgage-backed securities held to maturity               31,090,524       17,033,606
          Purchases of mortgage-backed securities held to maturity                         (31,696,442)     (15,337,689)
          Purchase of loans receivable                                                      (2,765,918)      (3,584,564)
          Net (increase) in loans receivable                                                (8,286,408)      (8,887,709)
          Proceeds from sales of real estate owned                                             394,712          698,047
          Additions to premises and equipment                                                 (130,898)         (76,748)
          Redemption (purchase) of Federal Home Loan Bank of New York stock                      2,900         (285,700)
          Purchase of life insurance                                                        (1,700,000)              --
                                                                                          ------------     ------------

                        Net cash provided by (used in) investing activities                  1,201,658      (10,290,757)
                                                                                          ------------     ------------

Cash flows from financing activities:
          Net increase (decrease) in deposits                                                 (467,170)         141,750
          Net (decrease) increase in short-term borrowed money                              (2,950,000)       5,800,000
          Proceeds of long-term borrowed money                                              10,000,000               --
          Repayment of long-term borrowed money                                             (1,105,139)      (4,642,022)
          Net (decrease) in advance payments by borrowers for taxes
            and insurance                                                                     (110,440)         (97,506)
          Purchase of treasury stock                                                          (907,775)        (552,016)
          Proceeds from sales of treasury stock                                                 17,813               --
          Cash dividends paid                                                                 (657,704)        (463,238)
                                                                                          ------------     ------------

                        Net cash provided by financing activities                            3,819,585          186,968
                                                                                          ------------     ------------

Net increase (decrease) in cash and cash equivalents                                         8,139,727       (7,567,735)
Cash and cash equivalents - beginning                                                        8,877,917       12,745,845
                                                                                          ------------     ------------

Cash and cash equivalents - ending                                                        $ 17,017,644     $  5,178,110
                                                                                          ============     ============


See notes to consolidated financial statements.
                                                                               5

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                        2001          2000
                                                                                    -----------    -----------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
          Income taxes                                                              $ 1,238,020    $ 1,285,980
                                                                                    ===========    ===========

          Interest                                                                  $ 9,503,550    $ 9,706,112
                                                                                    ===========    ===========

Supplemental schedule of noncash investing activities:
  Security purchased in 2000, settled in 2001:
                 Mortgage-backed security held to maturity                          $12,702,308    $        --
                 Accrued interest receivable                                             66,111             --
                                                                                    -----------    -----------
                 Due to broker                                                      $12,768,419    $        --
                                                                                    ===========    ===========

          Loans receivable transferred to real estate owned                         $        --    $   165,269
                                                                                    ===========    ===========

          Issuance of treasury stock to fund Management Supplemental Employee
                 Retirement Plan                                                    $    14,262    $    12,607
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



2.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-B and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.



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

On September 28, 2001, the Company's Board of Directors announced a five-for-four stock split, which was distributed on October 22, 2001, to stockholders of record on October 8, 2001. Net income per common share for all periods presented has been restated to give retroactive effect to the stock split.

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

Comparison of Financial Condition at September 30, 2001 and December 31, 2000

               Total assets were $358.4 million at September 30, 2001, compared to $364.4 million at December 31, 2000, a decrease of $6.0 million, or 1.6%. The decrease in total assets was primarily due to a $12.8 million security purchase in December 2000 which was funded via a broker liability until paid for in January 2001. Excluding this item, total assets increased by $6.8 million or 1.9%.

               Cash and cash equivalents, primarily interest-bearing deposits with the Federal Home Loan Bank of New York ("FHLB"), increased $8.1 million to $17.0 million at September 30, 2001 from $8.9 million at December 31, 2000. The increase in cash and cash equivalents was the result of proceeds received on several securities called in advance of final maturity which had not yet been reinvested.

               In the aggregate, mortgage-backed securities and investment securities, including available-for-sale and held to maturity issues, totalled $148.9 million at September 30, 2001, a decrease of $26.4 million, or 15.1%, from $175.3 million at December 31, 2000. Mortgage-backed securities, all of which are held to maturity, decreased $12.1 million due to repayments exceeding purchases. Investment securities held to maturity decreased $12.3 million due primarily to calls of several higher yielding securities in advance of scheduled maturities. Securities available for sale decreased $2.0 million due to a security sale.

               Loans receivable increased by $11.1 million, or 6.8%, to $175.1 million at September 30, 2001 from $164.0 million at December 31, 2000. The increase in loans was primarily due to increased lending volume during the quarter ended September 30, 2001, and was largely reflected in fixed rate residential mortgage loans, which increased $9.0 million during that quarter.

               Deposits totalled $237.7 million at September 30, 2001, a decrease of $255,000, or 0.1%, from the $238.0 million balance at December 31, 2000.

               Borrowed money increased $5.9 million to $68.2 million at September 30, 2001, as compared to $62.3 million at December 31, 2000. During the nine months ended September 30, 2001, a 10-year, $10.0 million borrowing was obtained, long-term debt of $1.1 million was repaid and short-term borrowings were reduced by $3.0 million.

                Stockholders' equity increased $1.1 million, or 2.2%, to $50.5 million at September 30, 2001, from $49.4 million at December 31, 2000, primarily due to the retention of net income.

Comparison of Operating Results for the Three Months Ended September 30, 2001 and 2000

               Net Income. Net income decreased $12,000, or 1.5%, to $811,000 for the three months ended September 30, 2001 compared with $823,000 for the same 2000 period. The decrease in net income during the 2001 period resulted primarily from a $68,000 decrease in net interest income, partially offset by a $14,000 decrease in non-interest expenses and an increase in non-interest income of $41,000.

               Interest Income. Total interest income decreased $280,000, or 4.6%, to $5.8 million for the three months ended September 30, 2001 from $6.1 million for the same 2000 period. The decrease was the result of a 42 basis point decline to 6.77% in yield, which was partially offset by a $4.7 million, or 1.4%, increase in average interest-earning assets between the periods. The decrease in yield was the result of lower market interest rates.

               Interest income on loans decreased by $3,000 or 0.1% to $3.141 million during the three months ended September 30, 2001 when compared with $3.144 million for the same 2000 period. The decrease during the 2001 period resulted from a 28 basis point decline to 7.29% in the yield earned on the loan portfolio, partially offset by a $6.1 million, or 3.7%, increase in average loans outstanding. The decreased yield is the result of lower rates obtained on originations as well as downward interest rate adjustments on the Bank's adjustable-rate mortgage loans.

               Interest on mortgage-backed securities, all of which are held-to-maturity, decreased $97,000, or 4.7%, to $2.0 million during the three months ended September 30, 2001 when compared with $2.1 million for the same 2000 period. The decrease during the 2001 period resulted primarily from a decrease of 35 basis points, to 6.49%, in yield as the average balance of such assets was little changed. The decreased yield is largely the result of downward interest rate adjustments on adjustable rate issues.

               Interest earned on investment securities, including both available-for-sale and held-to-maturity issues, decreased by $229,000, or 29.5%, to $548,000 during the three months ended September 30, 2001, when compared to $777,000 during the same 2000 period, due to decreases of $10.4 million, or 23.2%, in the average balance of such assets and 56 basis points to 6.40% in the yield earned thereon. The decrease in average balance was the result of calls, sales and maturities of securities exceeding purchases thereof. The decrease in yield was the result of calls of several higher yielding securities.

               Interest on other interest-earning assets increased $49,000, or 51.0%, to $145,000 during the three months ended September 30, 2001 as compared to $96,000 for the same 2000 period. The increase was due to an increase of $8.5 million, or 125.4%, in the average balances of such assets, partially offset by a decrease of 188 basis points, to 3.81%, in yield. The reduced yield is reflective of the decline in market interest rates.

               Interest Expense. Interest expense on deposits decreased $183,000, or 7.6%, to $2.2 million during the three months ended September 30, 2001 when compared to $2.4 million during the same 2000 period. Such decrease was attributable to a decrease of 36 basis points, to 4.05%, in the cost of interest-bearing deposits, partially offset by a $1.2 million, or 0.5%, increase in the average balance thereof. The decrease in cost is due to lower interest rates paid on certificates of deposits, which averaged 5.15% for the three months ended September 30, 2001 as compared to 5.66% for the same 2000 period. The average cost of non-certificate deposits was 1.90% for the three months ended September 30, 2001 as compared to 1.88% for the same prior year period.

               Interest expense on borrowed money decreased by $28,000, or 2.9%, to $946,000 during the three months ended September 30, 2001 when compared with $974,000 during the same 2000 period, primarily due to a 27 basis point decrease to 5.63% in the cost of borrowed money, partially offset by $1.2 million, or 1.8%, increase in average borrowings. During the three months ended September 30, 2001, the Bank repaid $374,000 in long-term borrowings having an average interest rate of 5.97%. Short-term borrowings totalled $5.0 million at September 30, 2001 and had an average interest rate of 3.78% as compared to $7.5 million at June 30, 2001, having an average rate of 4.40% and $11.8 million at September 30, 2000, having an average rate of 6.58.%

               Net Interest Income. Net interest income decreased $68,000, or 2.5%, to $2.6 million during the three months ended September 30, 2001, when compared with $2.7 million for the same 2000 period. Such decrease was due to a decrease in total interest income of $280,000, partially offset by a decrease in total interest expense of $211,000. The net interest rate spread decreased to 2.35% in 2001 from 2.44% in 2000. The decrease in the interest rate spread resulted from a decrease of 42 basis points in the interest-earning assets, partially offset by a 33 basis point decrease in the cost of interest-bearing liabilities.

               Provision for Loan Losses. During the three months ended September 30, 2001 and 2000, the Bank did not record a provision for loan losses. At both period ends, the existing balance of the allowance for loan losses was considered adequate. There were no loan charge-offs during the three months ended September 30, 2001, as compared to $2,000 during the same prior year period. There were no loan recoveries during either period. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 2001 and June 30, 2001, loans delinquent ninety days or more totalled $487,000 and $138,000, respectively, representing 0.27% and 0.08%, respectively, of total loans. At September 30, 2001, the allowance for loan losses stood at $1.36 million, representing 0.76% of total loans and 280% of loans delinquent ninety days or more. At June 30, 2001, the allowance for loan losses stood at $1.36 million, representing 0.81% of total loans and 985% of loans delinquent ninety days or more. At September 30, 2000, the allowance for loan losses stood at $1.36 million, representing 0.80% of total loans and 1426% of loans delinquent ninety days or more. The Bank monitors its loan portfolio on a continuing basis and intends to continue to provide for loan losses based on its ongoing review of the loan portfolio and general market conditions.

                Non-Interest Income. Non-interest income increased $41,000, or 33.6%, to $163,000 during the three months ended September 30, 2001 from $122,000 during the same 2000 period.

               Non-Interest Expenses. Non-interest expenses decreased by $14,000, or 0.9%, to $1.58 million during the three months ended September 30, 2001 when compared with $1.60 million during the same 2000 period. The primary components of the period decrease were decreases in equipment expense of $61,000 and miscellaneous expenses of $74,000, partially offset by a $92,000 increase in salaries and employee benefits and a $25,000 decline in real estate owned results. The decline in real estate owned results were largely attributable to $10,000 in gains from property sales in the current period as compared to $39,000 in gains from property sales in the comparable prior year period. Salaries and employee benefits, the largest component of non-interest expenses, increased $92,000, or 11.3%, to $905,000 during the three months ended September 30, 2001 from $813,000 during the prior year quarter. Equipment expenses decreased $61,000, or 33.7%, to $120,000 during the quarter ended September 30, 2001, from $181,000 during the same prior year quarter due primarily to decreased expenses related to the Bank's outside data processing center. During the quarter ended September 30, 2001, the Bank negotiated a reduction in fees charged by its outside data processor. Such cost reduction was retroactive to the beginning of 2001. Miscellaneous non-interest expenses decreased $74,000, or 18.2%, to $332,000 during the three months ended September 30, 2001 from $406,000 during the prior year quarter as management has sought to reduce costs. The largest element of decrease in miscellaneous non-interest expenses was advertising, which decreased $37,000. All other elements of non-interest expense remained little changed at $232,000 and $228,000 during the three months ended September 30, 2001 and 2000, respectively.

               Income Taxes. Income tax expense totalled $392,000, or 32.6% of income before income taxes, during the three months ended September 30, 2001 as compared to $394,000, or 32.4% of income before income taxes, during the comparable 2000 period.

Comparison of Operating Results for the Nine Months Ended September 30, 2001 and 2000

               Net Income. Net income decreased $202,000, or 8.0%, to $2.3 million for the nine months ended September 30, 2001 compared with $2.5 million for the same 2000 period. The decrease in net income during the 2001 period resulted primarily from a $248,000 decrease in net interest income and a $174,000 increase of non-interest expenses, which were partially offset by an increase in non-interest income of $83,000 and a decrease in income taxes of $137,000.

               Interest Income. Total interest income decreased $147,000, or 0.8%, to $17.8 million for the nine months ended September 30, 2001 from $18.0 million for the same 2000 period. The decrease was the result of a 17 basis point decrease to 6.93% in yield, partially offset by a $5.5 million, or 1.6%, increase in average interest-earning assets between the periods.

               Interest income on loans increased by $211,000, or 2.3%, to $9.3 million during the nine months ended September 30, 2001 when compared with $9.1 million for the same 2000 period. The increase during the 2001 period resulted from an increase of $5.9 million, or 3.7%, in the average balance of loans outstanding, which was sufficient to offset a ten basis point decrease to 7.41% in the yield earned on the loan portfolio.

               Interest on mortgage-backed securities, all of which are held-to-maturity, decreased $23,000, or 0.4%, to $6.20 million during the nine months ended September 30, 2001 when compared with $6.22 million for the same 2000 period. The decrease during the 2001 period resulted from a decrease of three basis points to 6.68% in yield, partially offset by an increase of $97,000, or 0.1%, in the average balance of mortgage-backed securities.

               Interest earned on investment securities, including both available-for-sale and held-to-maturity issues, decreased by $518,000, or 22.4%, to $1.8 million during the nine months ended September 30, 2001, when compared to $2.3 million during the same 2000 period, primarily due to decreases of $8.4 million, or 18.9%, in the average balance of such assets, and 30 basis points to 6.60% in the yield earned thereon. The decrease in average balance was the result of calls, sales and maturities exceeding purchases of such securities. The decrease in yield was the result of the calls of several higher yielding securities.

               Interest on other interest-earning assets increased $184,000, or 59.7%, to $492,000 during the nine months ended September 30, 2001 as compared to $308,000 for the same 2000 period. The increase was due to an increase of $7.9 million, or 113.6%, in the average balance of such assets, which was more than sufficient to offset a 149 basis point decrease in yield. The reduced yield is reflective of the decline in market interest rates.

               Interest Expense. Interest expense on deposits increased $188,000, or 2.8%, to $7.0 million during the nine months ended September 30, 2001 when compared to $6.8 million during the same 2000 period. Such increase was primarily attributable to an increase of 9 basis points, to 4.24%, in the cost of interest-bearing deposits, along with a $1.2 million, or 0.6%, increase in the average balance thereof. The increase in cost is due to higher interest rates paid on certificates of deposit, which averaged 5.42% for the nine months ended September 30, 2001 as compared to 5.35% for the same 2000 period. The average cost of non-certificate deposits was 1.85% for the nine months ended September 30, 2001 as compared to 1.85% for the same prior year period.

               Interest expense on borrowed money decreased by $87,000, or 3.0%, to $2.8 million during the nine months ended September 30, 2001 when compared with $2.9 million during the same 2000 period, primarily due to a 22 basis point decrease to 5.60% in the cost of borrowed money, which more than offset a $517,000, or 0.8%, increase in average borrowings. During the nine months ended September 30, 2001, the Bank obtained a 10-year $10.0 million borrowing at 5.40% and repaid $1.1 million in long-term borrowings having an average interest rate of 5.97%. At September 30, 2001 and December 31, 2000, short-term borrowings totalled $5.0 million and $8.0 million, respectively, and carried an average rate of 3.78% and 6.52%, respectively.

               Net Interest Income. Net interest income decreased $248,000, or 3.0%, to $8.0 million during the nine months ended September 30, 2001, when compared with $8.3 million for the same 2000 period. Such decrease was due to an increase in total interest expense of $101,000, along with a decrease in total interest income of $147,000. The net interest rate spread decreased to 2.38% in 2001 from 2.57% in 2000. The decrease in the interest rate spread resulted from an increase of two basis points in the cost of interest-bearing liabilities along with a 17 basis point decrease in the yield on interest-earning assets.

               Provision for Loan Losses. During the nine months ended September 30, 2001 and 2000, the Bank did not record a provision for loan losses as the existing balance of the allowance for loan losses was considered adequate. During the nine months ended September 30, 2001, there were no charge-offs. During the nine months ended September 30, 2000, charge-offs totalled $37,000. There were no recoveries during the nine months ended September 30, 2001 and 2000. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 2001 and 2000, loans delinquent ninety days or more totalled $487,000 and $96,000, respectively, representing 0.27% and 0.06%, respectively, of total loans at each date. At September 30, 2001, the allowance for loan losses stood at $1.36 million, representing 0.76% of total loans and 280 % of loans delinquent ninety days or more. At December 31, 2000, the allowance for loan losses stood at $1.36 million, representing 0.81% of total loans and 1252% of loans delinquent ninety days or more. At September 30, 2000, the allowance for loan losses stood at $1.36 million, representing 0.80% of total loans and 1426% of loans delinquent ninety days or more. The Bank monitors its loan portfolio on a continuing basis and intends to continue to provide for loan losses based on its ongoing review of the loan portfolio and general market conditions.

               Non-Interest Income. Non-interest income increased $83,000, or 20.3%, to $491,000 during the nine months ended September 30, 2001 from $408,000 during the same 2000 period. The 2001 amount includes a $45,000 gain on the sale of a security available for sale.

               Non-Interest Expenses. Non-interest expenses increased by $174,000, or 3.6%, to $5.0 million during the nine months ended September 30, 2001 when compared with $4.8 million during the same 2000 period. The primary components of the period increase were a $189,000 decline in results related to real estate owned and a $230,000 increase in salaries and employee benefits, partially offset by a $236,000 decrease in miscellaneous non-interest expenses. The decline in real estate owned results were attributable to $34,000 in gains from property sales in the current period as compared to $235,000 in gains from property sales in the comparable prior year period. Salaries and employee benefits, the largest component of non-interest expenses, increased $230,000, or 9.3%, to $2.7 million during the nine months ended September 30, 2001 from $2.5 million during the prior year period. Miscellaneous non-interest expenses decreased $236,000, or 18.6%, to $1.05 million during the nine months ended September 30, 2001, from $1.28 million during the comparable prior year period as management has sought to reduce costs. Among the elements of miscellaneous non-interest expense which have been reduced are legal fees, advertising and outside conference costs. All other elements of non-interest expense remained little changed at $1.2 million during both the nine months ended September 30, 2001 and 2000.

               Income Taxes. Income tax expense totalled $1.2 million, or 34.2% of income before income taxes, during the nine months ended September 30, 2001 as compared to $1.3 million, or 34.8% of income before income taxes, during the comparable 2000 period.

Liquidity and Capital Resources

               The Company's and Bank's primary sources of funds on a long-term and short-term basis are deposits, principal and interest payments on loans, mortgage-backed and investment securities and Federal Home Loan Bank of New York ("FHLB") borrowings. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features on debt securities are greatly influenced by general interest rates, economic conditions and competition.

               The Company's most liquid assets are cash and cash equivalents and securities available for sale. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At September 30, 2001, cash and cash equivalents and securities available for sale totalled $18.0 million, or 5.0% of total assets.

               The Company, through its Bank subsidiary, has other sources of liquidity if a need for additional funds arises, including FHLB borrowings. At September 30, 2001, the Bank had $68.2 million in borrowings outstanding from the FHLB. Depending on market conditions, the pricing of deposit products and FHLB borrowings, the Bank may continue to rely on FHLB borrowings to fund asset growth.

               At September 30, 2001, the Bank had commitments to originate and purchase loans and fund unused outstanding lines of credit and undisbursed proceeds of construction mortgages totalling $16.2 million and commitments to purchase securities totalling $5.1 million. The Bank anticipates that it will have sufficient funds available to meet its current commitments. Certificate accounts, including Individual Retirement Account accounts, which are scheduled to mature in less than one year from September 30, 2001, totalled $124.4 million. The Bank expects that substantially all of the maturing certificate accounts will be retained by the Bank.

               At September 30, 2001, the Company had total equity, determined in accordance with generally accepted accounting principles, of $50.5 million, or 14.1% of total assets. At September 30, 2001, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $43.2 million, or 12.2% of total adjusted assets, which is above the required level of $5.3 million, or 1.5%; core capital of $43.2 million, or 12.2% of total adjusted assets, which is above the required level of $14.1 million, or 4.0%; and risk-based capital of $44.6 million, or 31.4% of risk-weighted assets, which is above the required level of $11.4 million, or 8.0%. An institution with a ratio of tangible capital to adjusted total assets of greater than or equal to 5.0% is considered to be "well-capitalized" pursuant to OTS regulations.

                            WEST ESSEX BANCORP, INC.
                           PART II . OTHER INFORMATION
                               September 30, 2001


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

(b)            Reports on Form 8-K:

                   On September 28, 2001, the Company filed a Current Report on Form 8-K, attaching as an exhibit its press release announcing the Company's 5 for 4 stock split effected in the form of a 25% stock dividend, payable on October 22, 2001, to record holders as of October 8, 2001.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                    WEST ESSEX BANCORP, INC.


Date:   November 9, 2001            By  /s/ Leopold W. Montanaro
      -------------------------         ---------------------------------------
                                        Leopold W. Montanaro
                                         President and Chief Executive Officer
                                           (Principal Executive Officer)



Date:   November 9, 2001            By: /s/ Dennis A. Petrello
      -------------------------         ---------------------------------------
                                        Dennis A. Petrello
                                        Executive Vice President and
                                        and Chief Financial Officer
                                        (Principal Financial and
                                         Accounting Officer)