Form 10KSB40
period 2001-12-31
WEST ESSEX BANCORP INC
filed 2002-03-29
CIK 1063438

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

              Annual report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2001
                          Commission File No.: 0-29770

                            WEST ESSEX BANCORP, INC.
                 (Name of small business issuer in its charter)

        UNITED STATES                                     22-3597632
-------------------------------                    --------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
incorporation or organization)

417 Bloomfield Avenue, Caldwell, New Jersey                          07006
 (Address of principal executive offices)                          (Zip Code)
 ----------------------------------------                          ----------

         Issuer's telephone number, including area code: (973) 226-7911 Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of class)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ _ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. Yes [ X ] No [ _ ]

     The issuer's revenues for its most recent fiscal year ended December 31, 2001 were $24,152,950.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $23,655,161 based upon the last sales price of $19.41 as listed on The Nasdaq National Market for March 15, 2002. Solely for purposes of this calculation, the shares held by West Essex Bancorp, M.H.C. and the directors and officers of the registrant are deemed to be shares held by affiliates.

     The number of shares of Common Stock outstanding as of March 15, 2002 was:
4,900,643.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2001 Annual Report to Shareholders and the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2002 are incorporated herein by reference to Parts II and III, respectively, of this Form 10-KSB.


        Transitional Small Business Disclosure Format: Yes [ _ ] No [ X ]


                                 INDEX
                                                                           PAGE
                                PART I

Item 1. Description of Business...............................................2
Item 2. Description of Properties............................................34
Item 3. Legal Proceedings....................................................34
Item 4. Submission of Matters to a Vote of Security Holders..................34

                                     PART II

Item 5. Market for Common Equity and Related
        Stockholder Matters..................................................35
Item 6. Management's Discussion and Analysis or Plan of Operation............35
Item 7. Financial Statements.................................................35
Item 8. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure...............................35

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance With Section 16(a) of the Exchange Act....................35
Item 10.Executive Compensation...............................................35
Item 11.Security Ownership of Certain Beneficial Owners and Management.......35
Item 12.Certain Relationships and Related Transactions.......................35
Item 13.Exhibits, List and Reports on Form 8-K...............................36

SIGNATURES

     This report contains certain "forward-looking statements" within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on West Essex Bancorp, Inc.'s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as "expects," believes," "anticipates," "intends" and similar expressions.

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

Item 1.  Description of Business.

General

     West Essex Bancorp, Inc. (the "Company") became the federally chartered stock holding company for West Essex Bank (the "Bank"), a federally chartered stock savings bank on October 2, 1998 in connection with the conversion of the Bank from the mutual to stock form and reorganization of the Bank into a mutual holding company structure ("Reorganization"). In connection with the Reorganization, West Essex Bancorp, M.H.C. (the "MHC") was organized and became a majority holder of the Company's outstanding common stock. The Company, the Bank and the MHC are regulated by the Office of Thrift Supervision (the "OTS"). The Bank is a federally chartered savings bank and is wholly-owned by the Company. The Company is a savings and loan holding company and is subject to regulation by the OTS, the Federal Deposit Insurance Corporation ("the FDIC") and the Securities and Exchange Commission (the "SEC"). Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Bank. Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Bank. At December 31, 2001, the Company had total assets of $370.8 million, total deposits of $240.9 million and total stockholders' equity of $50.9 million.

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



                                                                   At December 31,
                                              --------------------------------------------------------------
                                                      2001                 2000                 1999
                                              --------------------  -------------------  -------------------
                                                          Percent              Percent              Percent
                                               Amount    of Total    Amount    of Total   Amount    of Total
                                              ---------  ---------  ---------  --------  ---------  --------
Mortgage Loans:
  Residential:
    One- to four-family.....................   $125,313     73.72     $125,933   74.40   $122,680    78.54
    Multi-family............................      3,515      2.07        1,804    1.07      1,693     1.08
    Home equity loans and lines.............     16,919      9.95       16,663    9.84     14,382     9.21
  Commercial real estate....................     14,167      8.33       13,522    7.99     12,965     8.30
  Construction and development..............      9,524      5.60       10,587    6.25      3,819     2.45
                                               --------     -----     --------   -----   --------    -----
      Total mortgage loans..................    169,438     99.67      168,509   99.55    155,539    99.58
                                               --------     -----     --------   -----   --------    -----
Commercial loans............................         30      0.02           35    0.02         40     0.02
                                               --------     -----     --------   -----   --------    -----
Consumer Loans:
    Passbook or certificate.................        298      0.18          454    0.27        341     0.22
    Other...................................        224      0.13          267    0.16        276     0.18
                                               --------     -----     --------   -----   --------    -----
      Total consumer loans..................        522      0.31          721    0.43        617     0.40
                                               --------     -----     --------   -----   --------    -----
  Total loans receivable....................    169,990    100.00      169,265  100.00    156,196   100.00
                                                           ======               ======              ======
  Less:
    Construction loans in process...........     (3,078)                (4,219)            (1,886)
    Allowance for loan losses...............     (1,363)                (1,363)            (1,400)
    Deferred loan fees, net.................        387                    355                366
                                               --------               --------           --------
  Loans receivable, net.....................   $165,936               $164,038           $153,276
                                               ========               ========           ========



                                                          At December 31,
                                              ----------------------------------------
                                                      1998                 1997
                                              --------------------  ------------------
                                                          Percent             Percent
                                                Amount    of Total   Amount   of Total
                                              ----------  --------  --------  --------
Mortgage Loans:
  Residential:
    One- to four-family.....................   $114,690     80.20   $ 87,489     75.34
    Multi-family............................      1,943      1.36      2,004      1.73
    Home equity loans and lines.............      9,631      6.73      8,554      7.37
  Commercial real estate....................     11,589      8.11     10,695      9.21
  Construction and development..............      4,394      3.07      6,485      5.58
                                               --------      ----   --------     -----
      Total mortgage loans..................    142,247     99.47    115,227     99.23
                                               --------      ----   --------     -----
Commercial loans............................         49      0.04         59      0.05
                                               --------      ----   --------     -----
Consumer Loans:
    Passbook or certificate.................        401      0.28       550      0.47
    Other...................................        305      0.21       291      0.25
                                               --------      ----   --------     -----
      Total consumer loans..................        706      0.49       841      0.72
                                               --------      ----   --------     -----
  Total loans receivable....................    143,002    100.00   116,127    100.00
                                                           ======              ======
  Less:
    Construction loans in process...........     (1,311)             (1,437)
    Allowance for loan losses...............     (1,717)             (1,885)
    Deferred loan fees, net.................        298                 (70)
                                               --------             --------
  Loans receivable, net.....................   $140,272         $   112,735
                                               ========         ===========




     Loan Maturity. The following table shows the remaining contractual maturity of the Bank's loans at December 31, 2001. The table does not include the effect of future principal repayments or prepayments.


                                                                              At December 31, 2001
                                          ------------------------------------------------------------------------------------------
                                           One- to              Equity                Construction
                                            Four-    Multi-    Loans and  Commercial      and                                Total
                                           Family    Family      Lines    Real Estate Development  Commercial   Consumer     Loans
                                          --------- ---------  ---------  ----------  -----------  ----------- ----------  ---------
                                                                               (In thousands)
Amounts due:
One year or less                      $     221   $    --     $     291   $     270    $   8,502    $   --      $   281 $   9,565
                                      ---------   -------     ---------   ---------    ---------    -------     ------- ---------
After one year:
   More than one year to three years      1,020       288           624         758        1,022        --           78     3,790
   More than three years to five years      770        --         1,410         181           --        --           28     2,389
   More than five years to ten years      5,278        --         3,801       3,905           --        --           53    13,037
   More than 10 years to 20 years        21,312     1,961        10,693       8,623           --        30           82    42,701
   More than 20 years                    96,712     1,266           100         430           --        --           --    98,508
                                      ---------   -------     ---------   ---------    ---------    -------     ------- ---------

Total due after one year                125,092     3,515        16,628      13,897        1,022        30          241   160,425
                                      ---------   -------     ---------   ---------    ---------    -------     ------- ---------

Total due                               125,313     3,515        16,919      14,167        9,524        30          522   169,990
      Less:
          Loans in process                   --        --            --          --       (3,078)       --           --    (3,078)
          Deferred loan (fees) costs        355        --            --          40           (8)       --           --       387
          Allowance for loan losses        (709)      (64)         (210)       (181)        (195)       --           (4)   (1,363)
                                      ---------   -------     ---------   ---------    ---------    -------     ------- ---------

   Loans receivable, net              $ 124,959   $ 3,451     $  16,709   $  14,026    $   6,243    $   30      $   518 $ 165,936
                                      =========   =======     =========   =========    =========    ======      ======= =========



     The following table sets forth, at December 31, 2001, the dollar amount of loans contractually due after December 31, 2002, and whether such loans have fixed interest rates or adjustable interest rates.


                                                   Due After December 31, 2002
                                                  Fixed    Adjustable  Total
                                                --------   --------   --------
                                                       (In thousands)
Mortgage loans:
   One- to four-family......................     $85,592    $39,500   $125,092
   Multi-family.............................       3,515          -      3,515
   Equity loans and lines...................      10,804      5,824     16,628
   Commercial real estate...................      13,897          -     13,897
   Construction and development.............          22      1,000      1,022
                                                --------    -------   --------
     Total mortgage loans...................     113,830     46,324    160,154
Commercial loans............................          30          -         30
Consumer loans..............................         188         53        241
                                                --------    -------   --------
       Total loans .........................    $114,048    $46,377   $160,425
                                                ========    =======   ========


     Origination, Purchase and Servicing of Loans. The Bank's mortgage lending activities are conducted primarily by its loan personnel operating in all of the Bank's branch offices. All loans originated by the Bank, either through internal sources or through loan brokers, are underwritten by the Bank pursuant to the Bank's policies and procedures. The Bank's underwriting policies, guidelines and procedures are modeled after those of FNMA and FHLMC. The Bank originates both adjustable-rate and fixed-rate loans. The Bank's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. It is the general policy of the Bank to retain all loans originated in its portfolio. The Bank currently retains the servicing for all loans originated in its portfolio. The Bank has faced significant competition for loans in its market area. To that end, the Bank pays its retail and mortgage loan origination staff cash incentives based upon loan originations and also works with mortgage brokers, paying them fees for loans closed and purchased by the Bank.

     Based upon the Bank's investment needs and market opportunities, the Bank has, on occasion, participated in loans, primarily multi-family loans through the Thrift Institutions Community Investment Corporation of New Jersey ("TICIC"). At December 31, 2001, the Bank had 13 loan participations through TICIC totaling $3.7 million. The Bank has in its loan portfolio loans generated by third-party mortgage companies which were underwritten pursuant to the Bank's policies, and closed in the name of the Bank.

     The following table sets forth the Bank's loan originations, purchases, and principal repayments for the periods indicated. The Bank sold no loans during the periods indicated.


                                                  For the Years Ended
                                                       December 31,
                                           ------------------------------------
                                              2001        2000         1999
                                           ----------- -----------  -----------
Beginning balance ......................   $ 169,265   $ 156,196   $ 143,002
                                           ---------   ---------   ---------
  Loans purchased:
    One- to four-family mortgage .......       1,944       3,297       2,040
    Multi-family mortgage ..............          80         235         970
    Construction and land development ..         892       1,525          --
                                           ---------   ---------   ---------
       Total ...........................       2,916       5,057       3,010
                                           ---------   ---------   ---------
  Loans originated:
    Mortgage  loans:
       One- to four-family .............      26,766      13,875      23,400
       Multi-family ....................          --          --         455
       Home equity lines ...............       4,467       7,070       9,022
       Commercial real estate ..........       2,272       2,055       2,485
       Construction and land development       5,296       6,526       4,803
                                           ---------   ---------   ---------
           Total mortgage loans ........      38,801      29,526      40,165
                                           ---------   ---------   ---------
    Consumer loans:
       Passbook loans ..................         541         621         725
       Automobile ......................          21         107         116
       Credit lines ....................          84         161         141
                                           ---------   ---------   ---------
           Total consumer loans ........         646         889         982
                                           ---------   ---------   ---------
          Total originations ..........       39,447      30,415      41,147
                                           ---------   ---------   ---------
  Loans transferred to real estate owned          --        (165)       (309)
                                           ---------   ---------   ---------
    Principal repayments and other, net      (41,638)    (21,349)    (30,654)
                                           ---------   ---------   ---------
 Ending balance ........................   $ 169,990   $ 169,265   $ 156,196
                                           =========   =========   =========


     One- to Four-Family Mortgage Lending. The Bank offers both fixed-rate and adjustable-rate mortgage loans ("ARM") secured by one- to four-family residences with maturities of up to 30 years. Loan originations are generally obtained from the Bank's retail and loan origination staff, from local real estate agents, from wholesale brokers and their contacts in the Bank's local real estate industry, from existing or past customers and through referrals from members of the local communities and advertising. One- to four- family mortgage loans are generally underwritten in accordance with FHLMC/FNMA standards.

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

     In an effort to provide financing for first-time home buyers, the Bank offers a first-time home buyers program. This program offers one- to four-family residential mortgage loans to qualified individuals. These loans are originated using the Bank's standard underwriting guidelines with preferred interest rates. With respect to loans granted under this program, the Bank originates these loans in amounts up to 95% of the lower of the appraised value or selling price of the property securing the loan. In addition, the Bank also participates in the First Home Club Program through the FHLB-NY, which benefits low income first time homebuyers.

     Home Equity Loans. The Bank offers fixed-rate home equity loans and floating rate home equity lines of credit in amounts of up to $150,000. Loans in excess of $150,000 may be made at the discretion of the Chief Lending Officer. Home equity loans have fixed rates of interest with terms of up to 20 years. Interest rates on such loans will vary depending on the amortization period chosen by the borrowers. Home equity lines of credit have adjustable-rates of interest, which may adjust on a monthly basis. The adjustable- rate of interest charged on such loans is indexed to the prime rate as published in The Wall Street Journal. Currently, home equity lines of credit originated at this time bear a maximum lifetime interest rate cap of 14%. The maximum combined loan-to-value ("LTV") ratio on home equity loans and equity lines of credit is 70%; however, this policy provides that management has the discretion to make such real estate loans in excess of 70%. The underwriting standards employed by the Bank for home equity loans and lines of credit include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration. The Bank's home equity loans and lines of credit are secured by first or second liens on one- to four-family residences and condominiums located in the Bank's primary market area.

     Commercial Real Estate and Multi-Family Lending. The Bank also originates multi-family and commercial real estate loans that are generally secured by five or more apartment units and properties used for business purposes such as small shopping centers located in northern New Jersey. The Bank's multi- family and commercial real estate underwriting policy provides that such real estate loans may be made in amounts up to 65% of the appraised value of the property; however, this policy provides that management has the discretion to make such real estate loans in excess of 65% of the appraised value of the property. The Bank's multi-family and commercial real estate lending is limited by the regulatory loans-to-one borrower limit which at December 31, 2001 was $6.8 million. The Bank currently originates multi-family and commercial real estate loans, generally with terms of up to 20 years and has developed a variety of programs, including balloon-type and adjustable mortgages, indexed to the FHLB advance rate, the Prime Rate and the U.S. Treasury Bill rate. The Bank's multi-family and commercial real estate loans have fixed or adjustable rates of interest that adjust periodically and are indexed to either the prime rate as published in The Wall Street Journal or the U.S. Treasury Bill. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.15. In addition, environmental impact surveys may be required for multi-family and commercial real estate loans. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. The Bank may not require a personal guarantee on such loans depending on the creditworthiness of the borrower and the amount of the downpayment and other mitigating circumstances.
     Loans secured by multi-family and commercial real estate properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to the then prevailing conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards.

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

     Consumer Lending. Consumer loans at December 31, 2001 consisted primarily of $298,000 in loans secured by deposit accounts and $118,000 in automobile loans. Such loans are generally originated in the Bank's primary market area. These loans are generally shorter term and have higher interest rates than one- to four-family mortgage loans.

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

Commercial Lending. At December 31, 2001, the Bank had $30,000 in commercial loans.

     Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Bank. All loans originated by the Bank with principal amounts in excess of $1.0 million require the approval of the Board of Directors. All loans originated by the Bank with principal amounts less than or equal to $1.0 million may be approved by the Bank's Chief Lending Officer. All approved loans are reported to the Board of Directors or the Lending Committee. Pursuant to OTS regulations, loans to one borrower cannot exceed 15% of the Bank's unimpaired capital and surplus. The Bank will not make loans to one borrower that are in excess of the regulatory limits.

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

Delinquent Loans, Classified Assets and Real Estate Owned

     Delinquencies and Classified Assets. Reports listing all delinquent accounts are generated and reviewed by management at least once a month and the Board of Directors performs a monthly review of all loans or lending relationships delinquent 60 days or more and all real estate owned ("REO"). The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank generally sends the borrower a written notice of non-payment after the loan is first past due. The Bank's guidelines provide that telephone, written correspondence and/or face-to- face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment, offer to work out a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is 90 days or more delinquent, the Bank will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by the Bank, becomes REO.

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

     The Board reviews classified assets reports prepared by management and classifies its assets on a quarterly basis. The Bank classifies assets in accordance with the management guidelines described above. At December 31, 2001, the Bank had $452,000, or 0.12% of total assets, of assets designated as "Substandard," consisting of two one- to four-family mortgage loans, totaling $222,000, and a multi-family mortgage loan totaling $230,000. At December 31, 2001, the largest loan designated as "Substandard" had a carrying balance of $230,000, and was a multi-family mortgage loan. At December 31, 2001, no assets were designated as "Doubtful" or "Loss."

The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated.


                                                       At December 31, 2001
                                    -----------------------------------------------------------
                                            60-89 Days                   90 Days or More
                                    ---------------------------     ---------------------------
                                                     Principal                       Principal
                                       Number        Balance         Number          Balance
                                      of Loans       of Loans       of Loans         of Loans
                                    ------------     ----------     -----------     ----------
Loans:                                               (Dollars in thousands)
   Residential Mortgage.........              15         $1,127               6           $575
   Commercial Mortgage..........               1             35               -              -
   Construction and land
      development...............               -              -               -              -
   Consumer loans...............               -              -               5              3
                                            ----           ----            ----           ----
     Total loans................              16         $1,162              11           $578
                                            ====         ======            ====           ====
Delinquent loans to total
    loans.......................            1.11%          0.68%           0.76%          0.34%
                                            ====         ======            ====           ====


                                                      At December 31, 2000
                                    ---------------------------------------------------------
                                            60-89 Days                  90 Days or More
                                    --------------------------     --------------------------
                                                     Principal                      Principal
                                      Number         Balance         Number         Balance
                                     of Loans        of Loans       of Loans        of Loans
                                    -----------     ----------     -----------     ----------
Loans:                                                 (Dollars in thousands)
   Residential Mortgage.........            5           $443               3           $109
   Commercial Mortgage..........            -              -               -              -
   Construction and land
      development...............            -              -               -              -
   Consumer loans...............            1             14               3              2
                                         ----           ----            ----           ----
     Total loans................            6           $457               6           $111
                                         ====           ====            ====           ====
Delinquent loans to total
    loans.......................         0.40%          0.27%           0.40%          0.07%
                                         ====           ====            ====           ====


                                                           At December 31, 1999
                                    ----------------------------------------------------------
                                            60-89 Days                    90 Days or More
                                    ---------------------------      -------------------------
                                                      Principal                      Principal
                                       Number         Balance         Number         Balance
                                      of Loans        of Loans       of Loans        of Loans
                                    ------------     ----------     -----------     ----------
Loans:                                                  (Dollars in thousands)
   Residential Mortgage.........             7           $369              11           $792
   Commercial Mortgage..........             -              -               -              -
   Construction and land
      development...............             -              -               -              -
   Consumer loans...............             -              -               -              -
                                          ----           ----            ----           ----
     Total loans................             7           $369              11           $792
                                          ====           ====            ====           ====
Delinquent loans to total
  loans.........................          0.51%          0.24%           0.79%          0.51%
                                          ====           ====            ====           ====


     Non-Performing Assets and Impaired Loans. The following table sets forth information regarding nonaccrual loans and REO. At December 31, 2001, REO totaled $209,000 and consisted of two properties owned by the Company which are being held for possible future use in operations. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due and to fully reserve for all previously accrued interest. For the years ended December 31, 2001 and 2000, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $25,000 and $8,000, respectively. At December 31, 2001 and 2000 and during the year ended December 31, 2001, there were no loans classified as impaired.



                                                                 At December 31,
                                             -------------------------------------------------------
                                               2001       2000       1999       1998       1997
                                             ---------  ---------  ---------  ---------  ---------
                                                            (Dollars in thousands)
Nonaccrual loans:
   Residential Mortgages ...............      $  575     $  109      $  792    $1,201      $1,576
   Commercial Mortgages ................          --         --          --       158         119
   Construction and land development ...          --         --          --       725         718
   Consumer ............................           3         --          --        --          --
                                              ------     ------      ------    ------      ------
     Total nonaccrual loans ............         578        109         792     2,084       2,413

Delinquent 90 or more days and accruing:
   Consumer ............................          --          2          --        --          --

Restructured loans:
   Residential Mortgages ...............          --         90          92        94          94
                                              ------     ------      ------    ------      ------
     Total non-performing loans ........         578        201         884     2,188       2,507
Real estate owned, net(1) ..............         209        602         900       582       1,215
                                              ------     ------      ------    ------      ------
     Total non-performing assets .......      $  787     $  803      $1,784    $2,770      $3,722
                                              ======     ======      ======    ======      ======

Non-performing loans as a
   percent of total loans(2) ...........        0.34%      0.12%       0.57%     1.46%       2.16%
                                                ====       ====        ====      ====        ====
Non-performing assets as
   a percent of total assets(3).........        0.21%      0.22%       0.51%     0.84%       1.24%
                                                ====       ====        ====      ====        ====

-------------------

(1) REO balances are shown net of related valuation allowances. At all period ends, REO includes $209,000 of property that is not considered substandard.

(2) Non-performing loans consist of all loans 90 days or more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.

(3)  Non-performing assets consist of non-performing loans and REO.


     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 2001 and 2000, the Bank's allowance for loan losses was 0.80% and 0.81%, respectively, of total loans receivable and 235.8% and 1251.7%, respectively, of nonaccrual loans. The Bank had non-accrual loans of $578,000 and $109,000 at December 31, 2001 and 2000, respectively. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

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

     The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the following table.


                                                             At or For the Years Ended December 31,
                                                -----------------------------------------------------------------
                                                  2001         2000          1999          1998           1997
                                                --------     ---------     ---------     ---------     ----------
                                                                    (Dollars in thousands)
Balance at beginning of period .........      $   1,363      $   1,400     $   1,717       $ 1,885        $ 1,564
                                              ---------      ---------     ---------       -------        -------
Provision for (recapture of) loan losses             --             --            --          (131)           487
                                              ---------      ---------     ---------       -------        -------
Charge-offs:
   Mortgage loans:
      One- to four-family ..............             --             37            --            37             60
      Multi-family .....................             --             --            --            --             --
   Commercial real estate ..............             --             --            --            --            106
   Construction and land development ...             --             --           317            --             --
                                              ---------      ---------     ---------       -------        -------
      Total mortgage loans .............             --             37           317            37            166
                                              ---------      ---------     ---------       -------        -------
Recoveries:
   Construction and land development ...             --             --            --            --             --
                                              ---------      ---------     ---------       -------        -------
Balance at end of period ...............      $   1,363      $   1,363     $   1,400       $ 1,717        $ 1,885
                                              =========      =========     =========       =======        =======
Ratio of net charge-offs during
  the period to average gross loans
  during the period ....................           0.00%          0.02%         0.21%         0.03%          0.17%
                                              =========      =========     =========       =======        =======
Allowance for loan losses as a
   percent of total loans ..............           0.80%          0.81%         0.90%         1.20%          1.62%
                                              =========      =========     =========       =======        =======
Allowance for loan losses as a
   percent of non-performing loans..........     235.82%        677.75%       158.37%        78.47%         75.19%
                                              =========      =========     =========       =======        =======


     The following tables set forth the Bank's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.





                                                   At December 31, 2001
                                                                     Percent of
                                                                     Loans in
                                                       Percent of    Each
                                                       Allowance     Category
                                                       to Total      to Total
                                            Amount     Allowance     Loans
                                           --------   -----------   -----------
                                                  (Dollars in thousands)
Mortgage loans:
  Residential...........................    $   786         57.67%        85.74
  Commercial real estate................        145         10.64          8.33
  Construction and land development.....        156         11.44          5.60
                                             ------        ------        ------
    Total mortgage loans................      1,087         79.75         99.67
Commercial loans........................         --            --          0.02
Consumer loans..........................          3          0.22          0.31
                                             ------        ------        ------
                                              1,090         79.97        100.00%
Unallocated.............................        273         20.03        ======
                                             ------        ------
    Total allowance for loan losses.....     $1,363        100.00%
                                             ======        ======



                                                        At December 31,
                             ------------------------------------------------------------------
                                          2000                             1999
                             --------------------------------- --------------------------------
                                                    Percent of                           Percent
                                                    Loans in                            of Loans
                                       Percent of      Each                Percent of    in Each
                                       Allowance     Category              Allowance    Category
                                        to Total     to Total               to Total     to Total
                              Amount    Allowance     Loans      Amount     Allowance      Loans
                              ------- ------------ ----------- ------- ------------ -----------
                                                      (Dollars in thousands)
Mortgage loans:
   Residential.............    $694        50.92%      85.31%   $   735        52.50%      88.83%
   Commercial real
     estate................     149        10.93        7.99        141        10.07        8.30
   Construction and
      land development.....     129         9.46        6.25         46         3.29        2.45
                               ----        -----       -----    -------        -----       -----
      Total mortgage
        loans..............     972        71.31       99.55        922        65.86       99.58
Commercial loans...........      --           --        0.02         --           --        0.02
Consumer loans.............       5         0.37        0.43          6         0.43        0.40
                               ----        -----       -----    -------        -----       -----
                                977        71.68      100.00%       928        66.29      100.00%
                                                      ======                              ======
Unallocated................     386        28.32                    472        33.71
                               ----        -----                -------       ------
   Total...................  $1,363       100.00%                $1,400       100.00%
                             ======       ======                 ======       ======



                                                        At December 31,
                            ----------------------------------------------------------------
                                         1998                             1997
                             ------------------------------- --------------------------------
                                                   Percent                          Percent
                                                  of Loans                         of Loans
                                     Percent of    in Each            Percent of    in Each
                                     Allowance    Category            Allowance    Category
                                      to Total    to Total             to Total    to Total
                            Amount   Allowance     Loans     Amount   Allowance     Loans
                            ------- ------------ ---------- -------- ------------ ----------
                                                     (Dollars in thousands)
Mortgage loans:
   Residential............. $   763        44.44%     88.29%  $  621        32.94%     84.44%
   Commercial real
     estate................     122         7.11       8.11      112         5.94       9.21
   Construction and
      land development.....     418        24.34       3.07      628        33.32       5.58
                            -------        -----      -----   ------        -----      -----
      Total mortgage
        loans..............   1,303        75.89      99.47    1,361        72.20      99.23
Commercial loans...........      --           --       0.04       --           --       0.05
Consumer loans.............       6         0.35       0.49        6         0.32       0.72
                            -------        -----      -----   ------        -----      -----
                              1,309        76.24     100.00%   1,367        72.52     100.00%
                                                     ======                           ======
Unallocated................     408        23.76                 518        27.48
                            -------        -----              ------        -----
   Total...................  $1,717       100.00%             $1,885       100.00%
                             ======       ======              ======       ======


     Real Estate Owned. At December 31, 2001, the Company and the Bank had $209,000 of real estate owned consisting of two properties, neither of which were acquired through foreclosure. When a property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, a specific valuation allowance is provided via a charge to operations for the diminution in value. It is the policy of the Company and the Bank to have obtained an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure, to require appraisals on a periodic basis on foreclosed properties and to conduct inspections on foreclosed properties.

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

     At December 31, 2001, the Company had $170.5 million in securities, consisting primarily of mortgage-backed securities, U.S. Government and agency obligations, trust preferred securities and municipal obligations. SFAS No. 115 requires the Company to designate its securities as held-to-maturity, available-for-sale or trading depending on the Company's intent regarding its investments. The Company does not currently maintain a trading portfolio of securities.

     Mortgage-Backed Securities. The Company purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) reduce its credit risk as a result of the guarantee provided by FHLMC, FNMA and GNMA; (iii) utilize these securities as collateral for borrowings; and (iv) increase the liquidity of the Company. The Company has primarily invested in mortgage-backed securities issued or sponsored by FNMA, FHLMC and GNMA and private issuers. The mortgage-backed securities portfolio had coupon rates ranging from 3.63% to 15.00% and had a weighted average yield of 6.20% at December 31, 2001.

     Mortgage-backed securities are created by the pooling of mortgages and issuance of a security with an interest rate which is less than the interest rate on the underlying mortgage. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Company focuses its investments on mortgage-backed securities backed by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including FNMA, FHLMC and GNMA) pool and resell the participation interests in the form of securities to investors such as the Company and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of loan servicing and payment guarantees. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Company. Investments in mortgage-backed securities involve a risk that actual prepayments will differ from estimated prepayments used in pricing the security at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. The Company estimates prepayments for its mortgage-backed securities at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the mortgage-backed securities at issue and current mortgage interest rates and to determine the yield and estimated maturity of its mortgage-backed security portfolio. Of the Company's $137.3 million mortgage-backed securities portfolio at December 31, 2001, $384,000 with a weighted average yield of 8.07% had contractual maturities within five years and $136.9 million with a weighted average yield of 6.19% had contractual maturities over five years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company's mortgage-backed securities prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

     U.S. Government and Agency Obligations and Obligations of States and Municipalities. At December 31, 2001, the U.S. Government and Agency securities portfolio totaled $22.6 million, or 6.1% of total assets, all of which were classified as held-to-maturity. In addition, the Company held $584,000 in obligations of New Jersey municipal subdivisions.

     Trust Preferred Securities. At December 31, 2001, the investment portfolio included $10.0 million, or 2.7% of total assets, in trust preferred securities, all of which were purchased in 1998. Trust preferred securities are non-perpetual cumulative preferred stock issued by a wholly owned subsidiary of a bank and are classified as debt securities under generally accepted accounting principles. Securities of this nature are permissible investments for banks and thrifts provided they are of investment grade quality and are rated as such by any of the top rating services. Before purchasing these investments, the Bank researched extensively the permissibility and suitability of these investments and whether they had a place on the balance sheet of the Bank. The Bank's policy as approved by the Board of Directors allows for the purchase of investments which are considered investment grade and are permissible investments under OTS regulations. Securities considered investment grade must be rated in one of the four highest categories by a nationally recognized statistical rating agency. Additionally, the Board's policy limits these type of investments to a maximum aggregate dollar amount of $10,000,000. The Bank's conclusion was that these investments had a place on the balance sheet and, during 1998, $10.0 million of trust preferred security investments in five of the most well known large commercial banks in the eastern United States was made. In addition to $8.9 million of such securities owned by the Bank, the Company owns one trust preferred security which is carried at $1.1 million.

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

     The following table sets forth certain information regarding the amortized cost and fair value of securities at the dates indicated.


                                                                    At December 31,
                                             -----------------------------------------------------------
                                                      2001               2000                1999
                                             -------------------- ------------------- ------------------
                                               Amortized  Fair    Amortized    Fair    Amortized  Fair
                                                 Cost     Value      Cost      Value     Cost     Value
                                               --------- -------- --------- --------- --------- --------
                                                                          (In thousands)
Investment securities available-for-sale(1):
   U.S. Government and Agency
        obligations................              $    --  $    --   $  2,999  $  2,994  $  2,998 $ 2,924
                                                 -------  -------   -------   -------   -------  -------
Investment securities held-to-maturity (1):
   U.S. Government and
     Agency obligations............               22,600   22,342    31,155    30,577    30,856   28,904
   Trust preferred securities......                9,985    8,457     9,989     8,768     9,993    9,286
   Obligations of states and
     municipal subdivisions........                  584      576       584       580      733       679
                                                 -------  -------   -------   -------   -------  -------
                                                  33,169   31,375    41,728    39,925    41,582   38,869
                                                 -------  -------   -------   -------   -------  -------
Federal Home Loan Bank of
   New York stock (2)..............                3,843    3,843     3,558     3,558     3,273    3,273
                                                 -------  -------   -------   -------   -------  -------
     Total.........................              $37,012  $35,218   $48,285   $46,477   $47,853  $45,066
                                                 =======  =======   =======   =======   =======  =======

(1) Available-for-sale securities are carried at fair value while held-to-maturity securities are carried at amortized cost.

(2) Investment is required by regulation. As the security is not readily marketable, its cost approximates fair value.

The following table sets forth investment securities activities for the periods indicated.


                                                        At December 31,
                                                 ------------------------------
                                                   2001       2000      1999
                                                 ---------  --------  ---------
                                                         (In thousands)
Investment securities:
Investment securities, beginning of period(1)...   $44,722   $44,506    $45,156
                                                   -------   -------    -------
Purchases:
   Investment securities-held-to-maturity.......    14,000        --     21,045
   Investment securities-available-for-sale.....        --        --          -
Calls:
   Investment securities-held-to-maturity.......   (22,848)       --    (14,550)
   Investment securities-available-for-sale.....    (1,000)       --         --
Maturities:
   Investment securities-held-to-maturity.......        --      (150)    (1,150)
   Investment securities-available-for-sale.....        --        --         --
Sales:
   Investment securities-held-to-maturity.......        --        --       (908)
   Investment securities-available-for-sale.....    (2,000)       --     (4,987)
Amortization of premiums and discounts..........       290       297        274
Unrealized gain (loss)..........................         5        69       (374)
                                                   -------   -------    -------
   Net increase in investment securities........   (11,553)      216       (650)
                                                   -------   -------    -------
Investment securities, end of period............   $33,169   $44,722    $44,506
                                                   =======   =======    =======

(1)  Includes investment securities available-for-sale.

     The following table sets forth certain information regarding the amortized cost and fair values of the Company's mortgage-backed securities, all of which are held-to-maturity, at the dates indicated.


                                                                  At December 31,
                             -----------------------------------------------------------------------------------------
                                         2001                           2000                          1999
                             -----------------------------  ----------------------------  ----------------------------

                                          Percent                        Percent                       Percent
                               Amortized    of      Fair     Amortized     of      Fair    Amortized     of      Fair
                                Cost     Total(1)   Value     Cost       Total(1)  Value    Cost       Total(1)  Value
                                ----     --------   -----     ----       --------  -----    ----       --------  -----
                                                                (Dollars in thousands)
By Issuer:
   GNMA....................   $  56,909    41.44%  $  57,689  $  56,873    43.54%  $57,226  $  51,616    42.58%   $  51,762
   FHLMC...................      29,269    21.31      30,025     31,052    23.77    31,176     18,781    15.49       18,576
   FNMA....................      27,132    19.76      27,108     17,243    13.20    17,259     16,894    13.94       16,787
   Other...................      24,018    17.49      24,513     25,460    19.49    24,524     33,932    27.99       31,682
                               --------   ------    --------   --------   ------  --------   --------   ------     --------
      Total mortgage-backed
         securities (1)(2).    $137,328   100.00%   $139,335   $130,628   100.00% $130,185   $121,223   100.00%    $118,807
                               ========   ======    ========   ========   ======  ========   ========   ======     ========
By Coupon Type:
   Adjustable-rate.........    $ 71,991    52.42%  $  72,973  $  78,092    59.78%$  78,446  $  59,667    49.22%   $  59,764
   Fixed-rate..............      65,337    47.58      66,362     52,536    40.22    51,739     61,556    50.78       59,043
                               --------   ------    --------   --------   ------  --------   --------   ------     --------
      Total mortgage-backed
         securities (1)(2).    $137,328   100.00%   $139,335   $130,628   100.00% $130,185   $121,223   100.00%    $118,807
                               ========   ======    ========   ========   ======  ========   ========   ======     ========


(1)  Based on amortized cost.

(2) Includes net unamortized (discounts) premiums of $106, $(35) and $(37) at December 31, 2001, 2000 and 1999, respectively.


The following table sets forth the Company's mortgage-backed securities activities for the periods indicated.


                                                    For the Years
                                                 Ended December 31,
                                       ----------------------------------------
                                         2001          2000            1999
                                       ----------   -----------    ------------
                                                       (In thousands)
Beginning balance .....................  $130,628      $121,223        $110,376
   Purchases...........................    47,112        32,016          46,531
   Principal repayments................   (40,383)      (22,699)        (35,580)
   Net amortization and accretion of
      discounts and premiums...........       (29)          (88)           (104)
                                         --------      --------        --------
Ending balance.........................  $137,328      $130,628        $121,223
                                         ========      ========        ========

     The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of investment securities available-for-sale and held-to-maturity and mortgage-backed securities held-to-maturity as of December 31, 2001.


                                                                                At December 31, 2001
                                                        ------------------------------------------------------------------
                                                                                   More than One        More than Five
                                                          One Year or Less       Year to Five Years   Years to Ten Years
                                                       -----------------------  -------------------- ---------------------
                                                                    Weighted               Weighted               Weighted
                                                        Carrying     Average     Carrying   Average    Carrying    Average
                                                         Value        Yield       Value      Yield      Value       Yield
                                                       ----------  -----------   --------  --------  ----------  --------
                                                                                  (Dollars in thousands)
Investment securities held-to-maturity:
          U.S. Treasury and Government
             agency obligations.......................     $   --           --     $  --         --    $  4,000      5.68%
          Municipal obligations (1)...................         --           --        --         --         100      6.14%
          Trust preferred securities..................         --           --        --         --          --        --
                                                           ------                    ----               -------
              Total investment securities held
                to maturity ..........................     $   --           --     $  --         --    $  4,100      5.69%
                                                           ======                    ====               =======
Mortgage-backed securities held-to-maturity:
          Adjustable-rate:
              GNMA ...................................     $   --           --     $  --         --    $     --        --
              FHLMC ..................................         --           --        --         --          --        --
              FNMA ...................................         --           --        --         --          --        --
              Other ..................................         --           --        --         --          --        --
                                                           ------                                       -------
                          Total.......................         --           --        --         --          --        --
                                                           ------                                       -------
          Fixed-rate:
              GNMA ...................................         --           --        361      8.01%      3,346      7.34%
              FHLMC ..................................          1         9.00%        22      9.00%      6,897      6.77%
              FNMA ...................................         --           --         --        --       5,856      6.30%
              Other ..................................         --           --         --        --           4     11.00%
                                                           ------                    ----               -------
                      Total ..........................          1         9.00%       383      8.07%     16,103      6.72%
                                                           ------                    ----               -------
   Total mortgage-backed securities
          held-to-maturity............................     $    1         9.00%      $383      8.07%    $16,103      6.72%
                                                           ======                    ====               =======




                                                                   At December 31, 2001
                                                     --------------------------------------------
                                                       More than Ten Years           Total
                                                                   Weighted               Weighted
                                                       Carrying    Average    Carrying    Average
                                                         Value      Yield       Value      Yield
                                                      -----------  --------  -----------  --------

Investment securities held-to-maturity:
          U.S. Treasury and Government
             agency obligations.......................  $  18,600      6.59%    $ 22,600      6.43%
          Municipal obligations (1)...................        484      6.42%         584      6.37%
          Trust preferred securities..................      9,985      4.32%       9,985      4.32%
                                                         --------               --------
              Total investment securities held
                to maturity ..........................  $  29,069      5.81%    $ 33,169      5.79%
                                                         ========               ========
Mortgage-backed securities held-to-maturity:
          Adjustable-rate:
              GNMA ...................................  $  52,411      5.58%    $ 52,411      5.58%
              FHLMC ..................................     16,917      6.84%      16,917      6.84%
              FNMA ...................................      1,287      6.44%       1,287      6.44%
              Other ..................................      1,600      3.63%       1,600      3.63%
                                                         --------               --------
                          Total.......................     72,215      5.84%      72,215      5.84%
                                                         --------               --------
          Fixed-rate:
              GNMA ...................................        792      8.52%       4,499      7.60%
              FHLMC ..................................      5,432      6.69%      12,352      6.74%
              FNMA ...................................     19,989      6.15%      25,845      6.18%
              Other ..................................     22,413      6.78%      22,417      6.78%
                                                         --------               --------
                      Total ..........................     48,626      6.54%      65,113      6.59%
                                                         --------               --------
   Total mortgage-backed securities
          held-to-maturity............................   $120,841      6.12%    $137,328      6.20%
                                                         ========               ========


-----------------------


(1) Weighted average yield for municipal securities is based on a tax equivalent basis on an assumed tax rate of 34%.

Sources of Funds

     General. Deposits, loan repayments and prepayments, security maturities, cash flows generated from operations and FHLB borrowings are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

     Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of savings, checking accounts, NOW accounts, money market and club accounts, certificate of deposit accounts and Individual Retirement Accounts. For the year ended December 31, 2001, average core deposits, which include all non-certificate deposits, represented 38.2% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank has historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products through print media and generally does not solicit deposits from outside its market area. The Bank does not actively solicit certificate accounts in excess of $100,000 or use brokers to obtain deposits. At December 31, 2001, 85.6% of the Bank's certificate of deposit accounts had remaining terms of less than twelve months.

     The following table presents the deposit activity of the Bank for the periods indicated.


                                                    For the Years Ended December 31,
                                                 --------------------------------------
                                                    2001          2000          1999
                                                  --------      --------      --------
                                                            (In thousands)
Beginning balance..........................       $237,956      $234,978      $238,313
                                                  --------      --------      --------
   Net deposits (withdrawals)..............         (6,140)       (6,378)      (11,919)
   Interest credited.......................          9,048         9,356         8,584
                                                  --------      --------      --------
Increase (decrease) in deposit accounts....          2,908         2,978        (3,335)
                                                  --------      --------      --------
Ending balance.............................       $240,864      $237,956      $234,978
                                                  ========      ========      ========

     At December 31, 2001, the Bank had $25.9 million in certificate accounts in amounts of $100,000 or more maturing as follows.


                                                           Weighted
                                                           Average
Maturity Period                               Amount         Rate
---------------                             ----------   ------------
                                             (Dollars in thousands)

Three months or less........................  $  8,619           4.59%
Over 3 through 6 months.....................     5,421           4.22
Over 6 through 12 months....................     8,119           4.27
Over 12 months..............................     3,726           5.37
                                              --------
Total.......................................  $ 25,885           4.53
                                              ========


     The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize month-end balances.


                                                          For the Years Ended December 31,
                                          ---------------------------------------------------------------
                                                       2001                            2000
                                          ------------------------------  ------------------------------
                                                      Percent                         Percent
                                                     of Total    Weighted             of Total  Weighted
                                           Average    Average    Average   Average    Average   Average
                                           Balance   Deposits     Rate     Balance   Deposits    Rate
                                          ---------- ---------  --------  ---------  ---------  --------
                                                                 (Dollars in thousands)
Demand accounts..........................  $  36,245     15.22%     0.68% $  36,536      15.48%     0.75%
Savings and Club accounts................     54,585     22.93      2.02     54,218      22.97      2.05
Certificates of deposit..................    147,240     61.85      5.23    145,253      61.55      5.49
                                             -------    ------             ---------    ------
         Total...........................   $238,070    100.00%     3.80   $236,007     100.00%     3.96
                                            ========    ======             ========     ======

Certificate accounts(1):
   Less than six months..................  $  80,272     55.25%     4.41% $  79,969      53.65%     5.59%
   Over six through 12 months............     44,158     30.39      4.00     41,539      27.87      5.95
   Over 12 months through 36 months......     18,523     12.75      4.98     24,274      16.29      5.95
   Over 36 months........................      2,333      1.61      5.15      3,269       2.19      5.92
                                             -------    ------             ---------    ------
         Total certificate accounts......   $145,286    100.00%     4.37   $149,051     100.00%     5.76
                                            ========    ======             ========     ======


                                          For the Years Ended December 31,
                                          ------------------------------
                                                       1999
                                          ------------------------------
                                                      Percent
                                                     of Total   Weighted
                                           Average    Average   Average
                                           Balance   Deposits     Rate
                                          ---------- ---------  --------
                                               (Dollars in thousands)
Demand accounts..........................  $  36,308     15.35%     0.78%
Savings and Club accounts................     58,727     24.84      2.06
Certificates of deposit..................    141,432     59.81      5.01
                                             -------     -----
         Total...........................   $236,467    100.00%     3.63
                                            ========    ======

Certificate accounts(1):
   Less than six months..................  $  71,619     51.11%     4.84%
   Over six through 12 months............     40,181     28.67      5.11
   Over 12 months through 36 months......     24,400     17.41      5.49
   Over 36 months........................       3,940     2.81      5.81
        --                                      -----     ----
         Total certificate accounts......   $140,140    100.00%     5.05
                                            ========    ======




(1) Based on remaining maturity of certificates calculated as of the end of the period.

     The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2001.


                                          Period to Maturity from December 31, 2001
                          -------------------------------------------------------------------------
                           Less than     One to      Two to     Three to     Four to       After
                           One Year    Two years   Three years Four years   Five years  Five Years
                          -----------  ----------  ----------- -----------  ----------  -----------
                                                               (In thousands)
Certificate accounts:
   2.00% and below........   $   4,410   $     17      $    --     $    --        $ --        $  55
   2.01% to 3.00%.........     18,358       2,041          233           5           1           --
   3.01 to 4.00%..........     30,072       2,309          500          44         202          259
   4.01 to 5.00%..........     46,089       3,868        1,062         202         621            1
   5.01 to 6.00%..........     10,914       2,107        1,279         420          21            3
   6.01 to 7.00%..........     13,642       3,924          946         428          --           --
   7.01 to 8.00%..........        285         237           --          70          --           --
   Over 9.00%.............         --         --            --          --          --           --
                             --------     -------       ------      ------        ----         ----
                             $123,770     $14,503       $4,020      $1,169        $845         $318
                             ========     =======       ======      ======        ====         ====


Accrued interest payable

                                        At December 31,
                            -------------------------------------

                                2001        2000          1999
                           ----------   -----------   -----------
Certificate accounts:
   2.00% and below........ $    4,482   $        --   $        --
   2.01% to 3.00%.........     20,638            --            --
   3.01 to 4.00%..........     33,386         3,603         2,808
   4.01 to 5.00%..........     51,843        34,193        66,049
   5.01 to 6.00%..........     14,744        32,323        60,282
   6.01 to 7.00%..........     18,940        76,074        10,303
   7.01 to 8.00%..........        592         2,289           424
   Over 9.00%.............         --            --            21
                             --------      --------      --------
                              144,625       148,482       139,887
Accrued interest payable..        661           569           253
                             --------      --------      --------
   Total..................   $145,286      $149,051      $140,140
                             ========      ========      ========

     Borrowings. The Bank utilizes borrowings from the FHLB as an alternative to retail deposits to fund its operations as part of its operating strategy. These FHLB borrowings are collateralized primarily by certain of the Bank's mortgage-related securities and secondarily by the Bank's investment in capital stock of the FHLB. FHLB borrowings are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. See "Regulation and Supervision-Federal Home Loan Bank System." At December 31, 2001, the Bank had $76.9 million in outstanding FHLB borrowings, compared to $62.3 million at December 31, 2000.

     The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated.


                                                    At or For the Years
                                                     Ended December 31,
                                          --------------------------------------
                                              2001          2000          1999
                                          ------------  ------------  ----------
                                                   (Dollars in thousands)

Average balance outstanding...............  $66,532       $65,592       $57,756
Maximum amount outstanding at any
    month-end during the period...........   76,856        69,167        65,453
Balance outstanding at end of period......   76,856        62,290        64,340
Weighted average interest rate
   during the period......................     5.61%         5.85%         5.67%
Weighted average interest rate at
   end of period..........................     5.08%         5.78%         5.66%


Subsidiary Activities

     The Company is the parent corporation of two wholly owned subsidiaries, the Bank and West Essex Property Company ("West Essex Property"). West Essex Property was formed in April 1999 to purchase a parcel of land located in Sussex County, New Jersey from the Company. Upon the purchase of this parcel of land, West Essex Property was to have entered into an arrangement to lease the property to a restaurant chain. As of December 31, 2001, West Essex Property has neither purchased the parcel of land nor entered into a lease arrangement. As of December 31, 2001 and for the year then ended, West Essex Property had no operations, assets, liabilities or equity. In addition, the Bank is the parent corporation of one wholly owned subsidiary corporation, West Essex Insurance Agency ("WEIA"). WEIA was formed in December 1982 to offer insurance products and tax-deferred annuities through an agent. Originally, these products were sold at one of the Bank's branches. Commencing in 1993, customers have been referred to Anthony R. Davis Agency at an off-site location. WEIA receives a fee for each customer referral resulting in the purchase of an insurance and/or annuity product. Sales of annuity products totaled $777,000 for the year ended December 31, 2001. WEIA's earnings are at a nominal level since management decided in early 1994 to de-emphasize this activity due to the lack of demand and controversial publicity associated with uninsured annuity products.

Personnel

     As of December 31, 2001, the Company had 49 authorized full-time employee positions and 6 authorized part-time employee positions. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

Federal Savings Institution Regulation

     Business Activities. The activities of federal savings banks are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution's capital or assets.

     Loans-to-One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2001, the Bank's limit on loans to one borrower was $6.8 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $2.8 million.

     QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2001, the Bank maintained 88.8% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 2001 totaled $79,000.

     Transactions with Related Parties. The Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non- affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

     Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk capital charge. At December 31, 2001, the Bank met each of its capital requirements.

The following table presents the Bank's capital position at December 31, 2001.



                                                             Excess                      Capital
                                                                            ---------------------------------
                         Actual           Required        (Deficiency)          Actual           Required
                         Capital           Capital           Amount            Percent            Percent
                    -----------------   -------------   -----------------   --------------    ---------------
                                                     (Dollars in thousands)

Tangible............          $44,281          $5,487             $38,794         12.11%              1.50%
Core (Leverage).....           44,281          14,632              29,649         12.11               4.00
Risk-based..........           45,644          11,286              34,358         32.35               8.00


     Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. The Bank is a member of the SAIF. The FDIC maintains a risk- based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semi-annually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

     The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 2001, FICO payments for SAIF members approximated 1.9 basis points.

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

Federal Home Loan Bank System

     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater.

     The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $41.3 million; a 10% reserve ratio is applied above $41.3 million. The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

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

     Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank. The MHC may exclude from its income 80% of dividends received from the Company as long as it maintains ownership in the Company of at least 20%. In addition, the MHC waived dividends from the Company during the year ended December 31, 2001 and 2000.

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

Item 2.  Description of Properties.
-----------------------------------

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


                                        Original    Net Book Value
                                          Year      of Property or
                             Leased      Leased        Leasehold
                               or          or       Improvements at
Location                      Owned     Acquired    December 31, 2001
---------                   ----------  ----------  ----------------
                                                    (In thousands)
Administrative/Corporate/
Branch Office:
417 Bloomfield Avenue         Owned       1962           $346
Caldwell, NJ 07006
Branch Offices:
216 Main Street               Owned       1987            140
West Orange, NJ 07052
487 Pleasant Valley Way       Owned       1987            174
West Orange, NJ 07052
574 Franklin Avenue          Leased       1978              0
Franklin Lakes, NJ 07417
653 Westwood Avenue           Owned       1997            454
River Vale, NJ 07675
267 Changebridge Road         Owned       1974            223
Pine Brook, NJ 07058
207 Old Tappan Road           Owned       1997            463
Old Tappan, NJ 07675
119 Paris Avenue              Owned       1997            301
Northvale, NJ 07647


Item 3.   Legal Proceedings.
----------------------------

     Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, including a recent lawsuit filed by a former employee related to a claim filed by that employee under the Workers' Compensation Law of the State of New Jersey. Such routine legal proceedings in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

     Information regarding the market for the Company's common equity and related stockholder matters appears on the inside front cover of the 2001 Annual Report under the caption "Investor and Corporate Information" and is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

     Information regarding management's discussion and analysis of financial condition and results of operations appears in the 2001 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by this reference.

Item 7.  Financial Statements.
------------------------------

     Information regarding the financial statements and the Independent Auditors' Report appears in the 2001 Annual Report and is incorporated herein by this reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
     Financial Disclosure.
     ---------------------

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
     With Section 16(a) of the Exchange Act.
     ---------------------------------------

     The information relating to Directors and Executive Officers of the Registrant and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders, sections entitled "Proposal 1- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 10.  Executive Compensation.
---------------------------------

     The information relating to directors' compensation and executives' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders, sections entitled "Proposal 1 - Election of Directors - Directors' Compensation" and "Executive Compensation."

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders, section entitled "Stock Ownership."

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders, section entitled "Transactions with Management."

Item 13.  Exhibits, List and Reports on Form 8-K.
-------------------------------------------------

(a)

(1) The following are filed as a part of this report by means of incorporation to the Company's 2001 Annual Report to Stockholders:

                    o    Independent Auditors Report

                    o Consolidated Statements of Financial Condition as of December 31, 2001 and December 31, 2000

                    o Consolidated Statements of Income for the Years Ended December 31, 2001 and December 31, 2000

                    o Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2001 and 2000

                    o Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2001 and December 31, 2000

                    o Consolidated Statements of Cash Flows for the Years Ended December 31, 2001 and December 31, 2000

                    o    Notes to Consolidated Financial Statements

(2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)  The following exhibits are filed as part of this report.

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

11.0 Computation of Earnings Per Share

13.0 Portions of the 2001 Annual Report to Shareholders

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

***Incorporated herein by reference into this document from the definitive Proxy
     Statement dated March 27, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           WEST ESSEX BANCORP, INC.


                           By:/s/   Leopold W. Montanaro
                           -----------------------------
                              Leopold W. Montanaro
                              Chairman of the Board,
                              President and Chief Executive Officer

                              Date:    March 27, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                                 Title                         Date
----                                 -----                         ----



/s/    Leopold W. Montanar     Chairman of the Board             March 27, 2002
---------------------------
Leopold W. Montanaro           President and Chief Executive
                               Officer
                               (principal executive officer)


/s/     Dennis A. Petrello     Senior Executive Vice President   March 27, 2002
---------------------------
Dennis A. Petrello             and Chief Financial Officer
                               (principal accounting and
                               financial officer)


/s/ William J. Foody           Director                          March 28, 2002
---------------------------
William J. Foody



/s/    David F. Brandley       Director                          March 27, 2002
---------------------------
David F. Brandley



/s/     Everett N. Leonard     Director                          March 27, 2002
---------------------------
Everett N. Leonard



/s/     John J. Burke          Director                          March 27, 2002
---------------------------
John J. Burke