Form 10QSB
period 2002-03-31
WEST ESSEX BANCORP INC
filed 2002-05-03
CIK 1063438

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                   FORM 10-QSB
(Mark One)


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 March 31, 2002
                               -------------------------------------------------

                                       OR


   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
                               ------------------            -------------------


                         Commission File Number 0-29770


                            WEST ESSEX BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         UNITED STATES                                    22-3597632
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)



417 Bloomfield Avenue, Caldwell, New Jersey                  07006
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code            973-226-7911
                                                 -------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

4,900,643 shares of common stock, par value $0.01 par share, were outstanding as of April 26, 2002.


Transitional Small Business Disclosure Format (check one): Yes [ ]     No [X]

                            WEST ESSEX BANCORP, INC.

                                   FORM 10-QSB

                      For the Quarter Ended March 31, 2002


                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I          FINANCIAL INFORMATION

        Item 1. Financial Statements                                           1


                   Consolidated Statements of Financial Condition at
                    March 31, 2002 and December 31, 2001 (Unaudited)           2


                   Consolidated Statements of Income for the
                    Three Months Ended March 31, 2002 and 2001 (Unaudited)     3


                   Consolidated Statements of Comprehensive Income for the
                    Three Months Ended March 31, 2002 and 2001 (Unaudited)     4


                   Consolidated Statements of Cash Flows for the
                    Three Months Ended March 31, 2002 and 2001 (Unaudited) 5 - 6


                   Notes to Consolidated Financial Statements                  7

        Item 2. Management's Discussion and Analysis or Plan
                 of Operation                                             8 - 12



PART II         OTHER INFORMATION

        Item 1. Legal Proceedings                                             13

        Item 2. Changes in Securities                                         13

        Item 3. Defaults Upon Senior Securities                               13

        Item 4. Submission of Matters to a Vote of Security Holders           13

        Item 5. Other Information                                             13

        Item 6. Exhibits and Reports on Form 8-K                              13


SIGNATURES                                                                    14

                            WEST ESSEX BANCORP, INC.
                          PART I. FINANCIAL INFORMATION
                                 March 31, 2002
                          -----------------------------



ITEM 1.  FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. West Essex Bancorp, Inc. (the "Registrant" or the "Company") believes that the disclosures presented are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001.

The results of operations for the three month period ended March 31, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                     March 31,        December 31,
                                                                       2002               2001
                                                                       ----               ----
Assets                                                                      (Unaudited)

Cash and amounts due from depository institutions                  $   2,307,701      $   2,008,885
Federal funds sold                                                     3,500,000         10,500,000
Interest-bearing deposits in other banks                               3,817,137          4,781,061
                                                                   -------------      -------------
    Total cash and cash equivalents                                    9,624,838         17,289,946

Term deposits                                                                 --            200,000
Investment securities held to maturity                                31,240,353         33,169,187
Mortgage-backed securities held to maturity                          153,351,145        137,327,932
Loans receivable                                                     161,701,350        165,935,968
Real estate owned                                                        209,000            209,000
Premises and equipment                                                 2,459,107          2,502,584
Federal Home Loan Bank of New York stock                               3,830,000          3,842,800
Accrued interest receivable                                            2,030,726          1,879,537
Excess of cost over assets acquired                                    3,309,621          3,457,813
Other assets                                                           5,444,103          4,949,385
                                                                   -------------      -------------
    Total assets                                                   $ 373,200,243      $ 370,764,152
                                                                   =============      =============

Liabilities and Stockholders' Equity

Liabilities

Deposits                                                           $ 243,444,563      $ 240,864,308
Borrowed money                                                        76,470,965         76,855,928
Advance payments by borrowers for taxes and insurance                    925,329            927,375
Other liabilities                                                      1,196,420          1,201,590
                                                                   -------------      -------------
    Total liabilities                                                322,037,277        319,849,201
                                                                   -------------      -------------

Stockholders' Equity

Preferred stock (par value $.01), 1,000,000 shares
  authorized; no shares issued or outstanding                                 --                 --
Common stock (par value $.01), 9,000,000 shares authorized;
  shares issued 5,246,461; shares outstanding 4,900,643 (2002)
  and 4,921,615 (2001)                                                    52,465             52,465
Additional paid-in capital                                            17,444,724         17,379,880
Retained earnings - substantially restricted                          38,469,497         37,914,015
Common stock acquired by Employee Stock Ownership
  Plan ("ESOP")                                                         (847,317)          (884,158)
Unearned Incentive Plan stock                                           (374,059)          (405,730)
Treasury stock, at cost; 345,818 shares (2002) and
  324,846 shares (2001)                                               (3,582,344)        (3,141,521)
                                                                   -------------      -------------
    Total stockholders' equity                                        51,162,966         50,914,951
                                                                   -------------      -------------
    Total liabilities and stockholders' equity                     $ 373,200,243      $ 370,764,152
                                                                   =============      =============




See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    -----------------------------------------



                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                           2002            2001
                                                                           ----            ----
                                                                              (Unaudited)
Interest income:
  Loans                                                                $ 2,887,668     $ 3,143,337
  Mortgage-backed securities                                             2,173,898       2,175,104
  Investment securities                                                    465,965         669,019
  Other interest-earning assets                                             80,932         141,274
                                                                         ---------       ---------

     Total interest income                                               5,608,463       6,128,734
                                                                         ---------       ---------

Interest expense:
  Deposits                                                               1,793,938       2,426,106
  Borrowed money                                                           967,841         926,403
                                                                         ---------       ---------

     Total interest expense                                              2,761,779       3,352,509
                                                                         ---------       ---------

Net interest income                                                      2,846,684       2,776,225
Provision for (recapture of) loan losses                                        --          (3,506)
                                                                         ---------       ---------

Net interest income after provision for (recapture of) loan losses       2,846,684       2,779,731
                                                                         ---------       ---------
Non-interest income:
  Fees and service charges                                                  82,247          81,388
  Gain on sale of security available for sale                                 --            45,000
  Other                                                                     82,258          50,143
                                                                         ---------       ---------

     Total non-interest income                                             164,505         176,531
                                                                         ---------       ---------

Non-interest expenses:
  Salaries and employee benefits                                         1,004,773         859,396
  Net occupancy expense of premises                                         93,833         122,245
  Equipment                                                                170,170         192,377
  Loss on real estate owned                                                  1,287          14,408
  Amortization of intangibles                                              148,192         148,192
  Miscellaneous                                                            360,262         380,895
                                                                         ---------       ---------

     Total non-interest expenses                                         1,778,517       1,717,513
                                                                         ---------       ---------

Income before income taxes                                               1,232,672       1,238,749
Income taxes                                                               428,229         440,589
                                                                         ---------       ---------

Net income                                                               $ 804,443       $ 798,160
                                                                         =========       =========

Net income per common share:
  Basic                                                                  $    0.17        $    0.17
  Diluted                                                                $    0.17        $    0.16
                                                                         =========       =========
Weighted average number of common shares outstanding:
  Basic                                                                  4,749,825       4,780,569
  Diluted                                                                4,874,223       4,849,856
                                                                         =========       =========




See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                                                      Three Months Ended March 31
                                                                      ---------------------------
                                                                           2002          2001
                                                                           ----          ----
                                                                              (Unaudited)

Net income                                                              $ 804,443     $ 798,160
                                                                        ---------     ---------

Other comprehensive income -
  Unrealized holding gains on securities available for sale,
     net of income taxes of $(13,318) in 2001                                  --        23,696


  Reconciliation adjustment for realized gain on security available
     for sale, net of deferred income taxes of $16,191 in 2001                 --       (28,809)
                                                                        ---------     ---------

Other comprehensive loss                                                       --        (5,113)
                                                                        ---------     ---------

Comprehensive income                                                    $ 804,443     $ 793,047
                                                                        =========     =========



See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     ----------------------------------------


                                                                                            Three Months Ended March 31,
                                                                                            ----------------------------
                                                                                              2002               2001
                                                                                              ----               ----
                                                                                                    (Unaudited)
Cash flows from operating activities:
        Net income                                                                       $    804,443      $    798,160
        Adjustments to reconcile net income
         to net cash provided by operating activities:
              Depreciation and amortization of premises and equipment                          63,322            64,826
              Net accretion of premiums, discounts and deferred loan fees                     (31,316)          (72,276)
              Amortization of intangibles                                                     148,192           148,192
              Provision for (recapture of) loan losses                                             --            (3,506)
              (Gain) on sale of security available for sale                                        --           (45,000)
              Loss on sale of real estate owned                                                    --             3,506
              (Increase) decrease in accrued interest receivable                             (151,189)          178,312
              (Increase) in other assets                                                     (451,359)         (364,258)
              (Decrease) increase in interest payable                                        (116,075)          197,807
              Increase in other liabilities                                                     5,616           629,374
              Amortization of Incentive Plan costs                                             31,671            31,233
              ESOP shares committed to be released                                             86,903            46,316
                                                                                         ------------      ------------

                    Net cash provided by operating activities                                 390,208         1,612,686
                                                                                         ------------      ------------

Cash flows from investing activities:
        Proceeds from maturities of term deposits                                             200,000                --
        Purchases of term deposits                                                                 --          (300,000)
        Proceeds from sale of security available for sale                                          --         2,045,000
        Proceeds from maturities and calls of investment securities held to maturity        2,000,000         9,548,188
        Principal repayments on mortgage-backed securities held to maturity                10,929,406         8,721,051
        Purchases of mortgage-backed securities held to maturity                          (26,955,294)      (15,664,344)
        Purchases of loans receivable                                                          (4,541)         (189,792)
        Net decrease (increase) in loans receivable                                         4,201,984          (156,910)
        Proceeds from sales of real estate owned                                                   --           131,713
        Additions to premises and equipment                                                   (19,845)          (56,370)
        Redemption of Federal Home Loan Bank of New York stock                                 12,800                --
        Purchase of life insurance                                                                 --        (1,700,000)
                                                                                         ------------      ------------

                    Net cash (used in) provided by investing activities                    (9,635,490)        2,378,536
                                                                                         ------------      ------------

Cash flows from financing activities:
        Net increase (decrease) in deposits                                                 2,685,544          (212,782)
        Net (decrease) in short-term borrowed money                                                --        (5,550,000)
        Proceeds of long-term borrowed money                                                       --        10,000,000
        Repayment of long-term borrowed money                                                (384,963)         (362,977)
        Net (decrease) in advance payments by borrowers for taxes
          and insurance                                                                        (2,046)          (17,327)
        Purchases of treasury stock                                                          (469,400)          (95,625)
        Proceeds from sale of treasury stock                                                       --            17,813
        Cash dividends paid                                                                  (248,961)         (222,735)
                                                                                         ------------      ------------


                    Net cash provided by financing activities                               1,580,174         3,556,367
                                                                                         ------------      ------------

Net (decrease) increase in cash and cash equivalents                                       (7,665,108)        7,547,589
Cash and cash equivalents - beginning                                                      17,289,946         8,877,917
                                                                                         ------------      ------------

Cash and cash equivalents - ending                                                       $  9,624,838      $ 16,425,506
                                                                                         ============      ============





See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                         2002           2001
                                                                         ----           ----

Supplemental  disclosure of cash flow information:
   Cash paid during the year for:
        Income taxes                                                 $        --     $        --
                                                                     ===========     ===========

        Interest                                                     $ 2,877,854     $ 3,052,674
                                                                     ===========     ===========

Supplemental schedule of noncash investing activities:
        Loans receivable transferred to real estate owned            $        --     $   165,269

        Security purchased in 2000, settled in 2001:
              Mortgage-backed security held to maturity              $        --     $12,702,308
              Accrued interest receivable                                     --          66,111
                                                                     ===========     ===========
              Due to broker                                          $        --     $12,768,419
                                                                     ===========     ===========

        Issuance of treasury stock to fund Supplemental Employee
              Retirement Plan                                        $    43,359     $    14,262
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



2.   BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and regulations S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.



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

On September 28, 2001, the Company's Board of Directors announced a five-for-four stock split, which was distributed on October 22, 2001, to stockholders of record on October 8, 2001. Net income per common share for the quarter ended March 31, 2001, has been restated to give retroactive effect to the stock split.

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

Comparison of Financial Condition at March 31, 2002 and December 31, 2001

     Total assets were $373.2 million at March 31, 2002, compared to $370.8 million at December 31, 2001, an increase of $2.4 million, or 0.6%.

     Cash and cash equivalents, primarily federal funds sold and interest-bearing deposits with the Federal Home loan Bank of New York ("FHLB"), decreased $7.7 million to $9.6 million at March 31, 2002 from $17.3 million at December 31, 2001. Cash and cash equivalents decreased as such funds were invested in mortgage-backed securities.

     In the aggregate, mortgage-backed securities and investment securities, all of which are held to maturity, totalled $184.6 million at March 31, 2002, an increase of $14.1 million, or 8.3%, from $170.5 million at December 31, 2001. Mortgage-backed securities increased $16.0 million due to purchases exceeding repayments. Investment securities decreased $1.9 million due primarily to calls of several higher yielding securities in advance of scheduled maturities.

     Loans receivable decreased by $4.2 million, or 2.5%, to $161.7 million at March 31, 2002 from $165.9 million at December 31, 2001, due to loan repayments exceeding originations.

     Deposits totalled $243.4 million at March 31, 2002, an increase of $2.5 million, or 1.0%, from the $240.9 million balance at December 31, 2001.

     Borrowed money decreased $385,000 to $76.5 million at March 31, 2002, as compared to $76.9 million at December 31, 2001. During the quarter ended March 31, 2002, long-term debt of $385,000 was repaid.

     Stockholders' equity increased $248,000, or 4.9%, to $51.2 million, primarily due to the retention of net income.


Comparison of Operating Results for the Three Months Ended March 31, 2002 and
2001

     Net Income. Net income increased $6,000, or 0.8%, to $804,000 for the three months ended March 31, 2002, compared with $798,000 for the same 2001 period. The increase in net income during the 2002 period resulted primarily from an increase in net interest income partially offset by a decrease in non-interest income and an increase in non-interest expense.

     Interest Income. Total interest income decreased $520,000 or 8.5% to $5.6 million for the three months ended March 31, 2002 from $6.1 million for the same 2001 period. The decrease was the result of a decrease in the average yield on interest earning assets to 6.28% during the three months ended March 31, 2002, from 7.14% during the same 2001 period, partially offset by an increase of $14.2 million in average interest-earning assets between the periods.

     Interest income on loans decreased by $255,000 or 8.1% to $2.9 million during the three months ended March 31, 2002, when compared with $3.1 million for the same 2001 period. The decrease during the 2002 period resulted from a decrease of $941,000, or 0.6%, in the average balance of loans outstanding, along with a 58 basis point decrease to 7.00% in the yield earned on the loan portfolio. The decreased yield is the result of lower rates obtained on originations since mid-2001, as well as downward interest rate adjustments on many of the Bank's adjustable-rate mortgage loans.

     Interest on mortgage-backed securities, all of which are held-to-maturity, decreased $1,000 to $2.2 million during the three months ended March 31, 2002, the same as for the same 2001 period. During the 2002 period, average mortgage-backed securities increased $18.0 or 14.1%, while the average yield thereon decreased 85 basis points to 5.98%. The increased average balance is the result of purchases exceeding repayments of mortgage-backed securities. The decrease in yield is the result of lower interest rates obtained on securities purchased since March 31, 2001, and downward rate adjustments on adjustable rate issues held.

     Interest earned on investment securities, all of which are held-to-maturity, decreased by $203,000, or 30.3%, to $466,000 during the three months ended March 31, 2002, when compared to $669,000 during the same 2001 period, primarily due to a decrease of $6.8 million, or 17.1%, in the average balance of such assets, along with a 108 basis point decrease to 5.70% in the yield earned. The decline in both average balance and yield is the result of calls of higher yielding investment securities and the lower interest rates available on purchased securities.

     Interest on other interest-earning assets decreased $60,000, or 42.6%, to $81,000 during the three months ended March 31, 2002, as compared to $141,000 for the same 2001 period. The decrease was due to a decrease of 317 basis points, to 2.25%, in the yield on such assets, partially offset by an increase of $3.9 million, or 37.2%, in the average balance of such assets. The increase in average balance was the result of the proceeds on called investment securities. The decrease in yield is reflective of the general decrease in short-term market interest rates.

     Interest Expense. Interest expense on deposits decreased $632,000, or 26.1%, to $1.8 million during the three months ended March 31, 2002, when compared to $2.4 million during the same 2001 period. Such decrease was primarily attributable to a decrease of 119 basis points, to 3.21%, in the cost of interest-bearing deposits, partially offset by a $2.7 million, or 1.2%, increase in the average balance thereof. The average cost of certificates of deposit was 4.05% for the three months ended March 31, 2002, as compared to 5.65% for the same 2001 period. The average cost of non-certificate deposits decreased to 1.71% for the three months ended March 31, 2002, as compared to 1.81% for the same prior year period.

     Interest expense on borrowed money increased by $42,000, or 4.5%, to $968,000 during the three months ended March 31, 2002, when compared with $926,000 during the same 2001 period. Such increase was primarily attributable to a $11.2 million, or 17.0%, increase in the average balance of borrowings outstanding from the FHLB, partially offset by a decrease of 61 basis points, to 5.05%, in the average cost of such borrowings. During the three months ended March 31, 2002, the Bank repaid $385,000 in long-term borrowings having an average interest rate of 5.97%.

     Net Interest Income. Net interest income increased $71,000, or 2.6%, to $2.85 million during the three months ended March 31, 2002, when compared with $2.78 million for the same 2001 period. Such increase was due to a decrease in total interest expense of $591,000, partially offset by a decrease in total interest income of $520,000. The Bank's net interest rate spread increased to 2.60% in 2002 from 2.45% in 2001. The increase in the interest rate spread resulted from a 101 basis point decrease in the cost of average interest-bearing liabilities, partially offset by an 86 basis point decrease in the yield on average interest-earning assets. In addition to the increase in the net interest rate spread, net interest income increased due to the additional income generated by a $14.2 million increase in average interest-earning assets, which more than offset the additional cost incurred by a $12.8 million increase in average interest-bearing liabilities.

     Provision for Loan Losses. During the three months ended March 31, 2002, the Bank did not record a provision for loan losses. During the three months ended March 31, 2001, the Bank recorded a recapture of $4,000 in the provision for loan losses. There were no loan charge-offs or recoveries in either period. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At March 31, 2002 and 2001, loans delinquent ninety days or more totalled $1.5 million and $270,000, respectively, representing 0.94% and 0.16%, respectively, of total loans. At March 31, 2002, the allowance for loan losses stood at $1.36 million, representing 0.83% of total loans and 88.3% of loans delinquent ninety days or more. At

December 31, 2001, the allowance for loan losses stood at $1.36 million, representing 0.80% of total loans and 235.8% of loans delinquent ninety days or more. At March 31, 2001, the allowance for loan losses stood at $1.36 million, representing 0.81% of total loans and 503.7% of loans delinquent ninety days or more. The Bank monitors its loan portfolio on a continuing basis and intends to continue to provide for loan losses based on its ongoing review of the loan portfolio and general market conditions.

     Non-Interest Income. Non-interest income decreased $12,000, or 6.8%, to $165,000 during the three months ended March 31, 2002, from $177,000 during the same 2001 period. Included in the 2001 period results is a $45,000 gain on the sale of a security available for sale. There were no security sales during the current year period.

     Non-Interest Expenses. Non-interest expenses increased by $61,000, or 3.6%, to $1.8 million during the three months ended March 31, 2002, when compared with $1.7 million during the same 2001 period. Salaries and employee benefits, the largest component of non-interest expenses, increased $146,000, or 17.0%, to $1.0 million during the three months ended March 31, 2002, from $860,000 during the prior year quarter. The increase in this category is due to normal salary increases as well as the increased cost of stock-based compensation plans, such as the ESOP, which are based on the average price of the Company's common stock. The average price of the Company's common stock was $18.28 for the quarter ended March 31, 2002, as compared to $10.03 for the comparable prior year quarter.

     Occupancy and equipment expenses decreased $51,000, or 16.2%, to $264,000 for the three months ended March 31, 2002, as compared to $315,000 for the comparable prior year quarter. The decrease was the result of reduced expense related to data processing services and the much milder current year winter, which led to significantly lower costs for utilities and snow removal. All other elements of non-interest expense, which includes loss on real estate owned, amortization of intangibles, and other expenses, totalled $510,000 and $543,000 during the three months ended March 31, 2002 and 2001, respectively.

     Income Taxes. Income tax expense totalled $428,000, or 34.7% of income before income taxes, during the three months ended March 31, 2002, as compared to $441,000, or 35.6% of income before income taxes, during the comparable 2001 period.


Liquidity and Capital Resources

     The Company's and Bank's primary sources of funds on a long-term and short-term basis are deposits, principal and interest payments on loans, mortgage-backed and investment securities and FHLB borrowings. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features on debt securities are greatly influenced by general interest rates, economic conditions and competition. OTS regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation.

     The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At March 31, 2002, cash and cash equivalents totalled $9.6 million, or 2.6% of total assets.

     The Company, through its Bank subsidiary, has other sources of liquidity if a need for additional funds arises, including FHLB borrowings. At March 31, 2002, the Bank had $76.5 million in borrowings outstanding from the FHLB. Depending on market conditions, the pricing of deposit products and FHLB borrowings, the Bank may continue to rely on FHLB borrowings to fund asset growth.

     At March 31, 2002, the Bank had commitments to originate and purchase loans and fund unused outstanding lines of credit and undisbursed proceeds of construction mortgages totalling $15.7 million and no commitments to purchase securities. The Bank anticipates that it will have sufficient funds available to meet its current commitments. Certificate accounts, including Individual Retirement Account accounts, which are scheduled to mature in less than one year from March 31, 2002, totalled $123.5 million. The Bank expects that substantially all of the maturing certificate accounts will be retained by the Bank.

     At March 31, 2002, the Company had total equity, determined in accordance with generally accepted accounting principles, of $51.2 million, or 13.7% of total assets. At March 31, 2002, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $45.3 million, or 12.3% of total adjusted assets, which is above the required level of $5.5 million, or 1.5%; core capital of $45.3 million, or 12.3% of total adjusted assets, which is above the required level of $14.8 million, or 4.0%; and risk-based capital of $46.7 million, or 32.7% of risk-weighted assets, which is above the required level of $11.4 million, or 8.0%. An institution with a ratio of tangible capital to adjusted total assets of greater than or equal to 5.0% is considered to be "well-capitalized" pursuant to OTS regulations.

                            WEST ESSEX BANCORP, INC.
                           PART II . OTHER INFORMATION
                                 March 31, 2002


ITEM 1. Legal Proceedings
        -----------------
     Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, including a recent lawsuit filed by a former employee related to a claim filed by that employee under the Workers' Compensation Law of the State of New Jersey. Such routine legal proceedings in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

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







                            WEST ESSEX BANCORP, INC.


Date:    May 3, 2002             By       /s/ Leopold W. Montanaro
                                       -----------------------------------------
                                       Leopold W. Montanaro
                                        Chairman of the Board,
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date:    May 3, 2002             By:      /s/ Dennis A. Petrello
                                        ----------------------------------------
                                        Dennis A. Petrello
                                         Senior Executive Vice President
                                         and Chief Financial Officer
                                         (Principal Financial and
                                            Accounting Officer)