Form 10QSB
period 2002-06-30
WEST ESSEX BANCORP INC
filed 2002-08-13
CIK 1063438

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------



                                   FORM 10-QSB
(Mark One)

[  X  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2002
                               -------------------------------------------------

                                       OR


[     ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

For the transition period from                        to
                               --------------------        ---------------------


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

4,845,393 shares of common stock, par value $0.01 par share, were outstanding as of July 31, 2002.



Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                            WEST ESSEX BANCORP, INC.

                                   FORM 10-QSB

                       For the Quarter Ended June 30, 2002


                                      INDEX


                                                                         Page
                                                                        Number
                                                                   -------------

PART I       FINANCIAL INFORMATION

     Item 1. Financial Statements                                              1


             Consolidated Statements of Financial Condition at
             June 30, 2002 and December 31, 2001 (Unaudited)                   2


             Consolidated Statements of Income for the Three and Six Months
             Ended June 30, 2002 and 2001 (Unaudited)                          3


             Consolidated Statements of Comprehensive Income for the
             Three and Six Months Ended June 30, 2002 and 2001 (Unaudited)     4


             Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2002 and 2001 (Unaudited)           5 - 6


             Notes to Consolidated Financial Statements                        7

     Item 2. Management's Discussion and Analysis or Plan
               of Operation                                               8 - 14



PART II      OTHER INFORMATION

     Item 1. Legal Proceedings                                                15

     Item 2. Changes in Securities                                            15

     Item 3. Defaults Upon Senior Securities                                  15

     Item 4. Submission of Matters to a Vote of Security Holders         15 - 16

     Item 5. Other Information                                                16

     Item 6. Exhibits and Reports on Form 8-K                                 16


SIGNATURES                                                                    17

                            WEST ESSEX BANCORP, INC.
                          PART I. FINANCIAL INFORMATION
                                  June 30, 2002
                                  -------------



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

The results of operations for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year.


                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (Unaudited)


                                                                June 30,             December 31,
                                                                  2002                   2001
                                                          --------------------   --------------------
Assets
------

Cash and amounts due from depository institutions              $ 2,189,788            $ 2,008,885
Federal funds sold                                               9,500,000             10,500,000
Interest-bearing deposits in other banks                         3,463,529              4,781,061
                                                             -------------          -------------
       Total cash and cash equivalents                          15,153,317             17,289,946

Term deposits                                                           --                200,000
Investment securities held to maturity                          33,312,716             33,169,187
Mortgage-backed securities held to maturity                    162,247,373            137,327,932
Loans receivable                                               161,343,612            165,935,968
Real estate owned                                                  209,000                209,000
Premises and equipment                                           2,420,400              2,502,584
Federal Home Loan Bank of New York stock                         4,567,100              3,842,800
Accrued interest receivable                                      1,892,135              1,879,537
Excess of cost over assets acquired                              3,161,429              3,457,813
Other assets                                                     6,025,856              4,949,385
                                                             -------------          -------------
       Total assets                                          $ 390,332,938          $ 370,764,152
                                                             =============          ==============

Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------

Deposits                                                     $ 246,364,039          $ 240,864,308
Borrowed money                                                  91,080,300             76,855,928
Advance payments by borrowers for taxes and insurance              973,438                927,375
Other liabilities                                                1,076,500              1,201,590
                                                             -------------          -------------
       Total liabilities                                       339,494,277            319,849,201
                                                             -------------          -------------
Stockholders' Equity
--------------------

Preferred stock (par value $.01), 1,000,000 shares
  authorized; no shares issued or outstanding                           --                     --
Common stock (par value $.01), 9,000,000 shares authorized;
  shares issued 5,246,461; shares outstanding 4,845,393 (2002)
  and 4,921,615 (2001)                                              52,465                 52,465
Additional paid-in capital                                      17,503,240             17,379,880
Retained earnings - substantially restricted                    39,084,029             37,914,015
Common stock acquired by Employee Stock Ownership
  Plan ("ESOP")                                                  (810,465)              (884,158)
Unearned Incentive Plan stock                                    (342,389)              (405,730)
Treasury stock, at cost; 401,068 shares (2002) and
  324,846 shares (2001)                                        (4,648,219)            (3,141,521)
                                                             -------------          -------------
       Total stockholders' equity                               50,838,661             50,914,951
                                                             -------------          -------------
       Total liabilities and stockholders' equity            $ 390,332,938          $ 370,764,152
                                                             =============          =============



See notes to consolidated financial statements.


                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
         --------------------------------------------------------------
                                   (Unaudited)


                                                         Three Months Ended June 30,          Six Months Ended June 30,
                                                         -----------------------------      -----------------------------
                                                            2002              2001             2002              2001
                                                         ------------     ------------      ------------     ------------
Interest income:
     Loans                                               $  2,874,425     $  3,053,035      $  5,762,093     $  6,196,372
     Mortgage-backed securities                             2,270,938        2,052,663         4,444,836        4,227,767
     Investment securities                                    484,919          572,208           950,884        1,241,227
     Other interest-earning assets                             78,927          205,553           159,859          346,827
                                                         ------------     ------------      ------------     ------------
             Total interest income                          5,709,209        5,883,459        11,317,672       12,012,193
                                                         ------------     ------------      ------------     ------------
Interest expense:
     Deposits                                               1,651,424        2,348,360         3,445,362        4,774,466
     Borrowed money                                         1,050,779          923,797         2,018,620        1,850,200
                                                         ------------     ------------      ------------     ------------
             Total interest expense                         2,702,203        3,272,157         5,463,982        6,624,666
                                                         ------------     ------------      ------------     ------------
Net interest income                                         3,007,006        2,611,302         5,853,690        5,387,527
Provision for loan losses                                          --            3,506                --               --
                                                         ------------     ------------      ------------     ------------
Net interest income after provision for loan losses         3,007,006        2,607,796         5,853,690        5,387,527
                                                         ------------     ------------      ------------     ------------
Non-interest income:
     Fees and service charges                                 104,309           80,660           186,556          162,048
     Gain on sale of securities available for sale                 --               --                --           45,000
     Other                                                    106,179           70,314           188,437          120,457
                                                         ------------     ------------      ------------     ------------
             Total non-interest income                        210,488          150,974           374,993          327,505
                                                         ------------     ------------      ------------     ------------
Non-interest expenses:
     Salaries and employee benefits                         1,037,874          939,340         2,042,647        1,798,736

     Net occupancy expense of premises                         90,597           82,455           184,430          204,700
     Equipment                                                171,939          184,872           342,109          377,249
     Loss (gain) on real estate owned                           1,287          (16,790)            2,574           (2,382)
     Amortization of intangibles                              148,192          148,192           296,384          296,384
     Miscellaneous                                            438,046          333,360           798,308          714,255
                                                         ------------     ------------      ------------     ------------
             Total non-interest expenses                    1,887,935        1,671,429         3,666,452        3,388,942
                                                         ------------     ------------      ------------     ------------
Income before income taxes                                  1,329,559        1,087,341         2,562,231        2,326,090
Income taxes                                                  473,803          375,175           902,032          815,764
                                                         ------------     ------------      ------------     ------------
Net income                                               $    855,756     $    712,166      $  1,660,199     $  1,510,326
                                                         ============     ============      ============     ============
Net income per common share:
     Basic                                               $       0.18     $       0.15      $       0.35     $       0.32
     Diluted                                                     0.18             0.15              0.34             0.31
                                                         ============     ============      ============     ============
Dividends declared per common share:                     $       0.14     $       0.12      $       0.28     $       0.24
                                                         ============     ============      ============     ============
Weighted average number of common shares outstanding:
     Basic                                                  4,708,626        4,779,825         4,729,225        4,780,196
     Diluted                                                4,839,841        4,862,803         4,857,032        4,856,329
                                                         ============     ============      ============     ============

See notes to consolidated financial statements.




                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                           Three Months Ended June 30,    Six Months Ended June 30,
                                                                           ---------------------------    -------------------------
                                                                                 2002          2001           2002          2001
                                                                             ------------  ------------   ------------  ------------

Net income                                                                   $   855,756   $   712,166    $ 1,660,199   $ 1,510,326
                                                                             ------------  ------------   ------------  ------------

Other comprehensive income -
Unrealized holding (losses) gains on securities available for sale,
net of income taxes of $ -0-, $2,474, $ -0- and $(10,844),                             --        (4,401)            --        19,295
respectively

Reclassification adjustment for realized gains on securities
available for sale, net of income taxes of $16,191 in 2001                             --            --             --      (28,809)
                                                                             ------------  ------------   ------------  ------------
Total other comprehensive income                                                       --        (4,401)            --       (9,514)
                                                                             ------------  ------------   ------------  ------------
Comprehensive income                                                         $   855,756   $   707,765    $ 1,660,199   $ 1,500,812
                                                                             ============  ============   ============  ============


See notes to consolidated financial statements.



                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        ----------------------------------------------------------------
                                   (Unaudited)

                                                                                    Six Months Ended June 30,
                                                                                    -------------------------

                                                                                       2002             2001
                                                                                   ------------    ------------
Cash flows from operating activities:
      Net income                                                                   $  1,660,199    $  1,510,326
      Adjustments to reconcile net income
       to net cash provided by operating activities:
           Depreciation and amortization of premises and equipment                      125,922         130,228
           Net accretion of premiums, discounts and deferred loan fees                  (88,147)       (105,297)
           Amortization of intangibles                                                  296,384         296,383
           (Gain) on sale of securities available for sale                                   --         (45,000)
           (Gain) on sale of real estate owned                                               --         (23,913)
           (Increase) decrease in accrued interest receivable                           (12,598)        118,736
           (Increase) in other assets                                                (1,033,112)       (651,810)
           (Decrease) increase in interest payable                                      (58,864)        249,345
           (Decrease) increase in other liabilities                                    (191,354)        458,474
           Amortization of Incentive Plan cost                                           63,341          62,467
           ESOP shares committed to be released                                         182,271          98,895
                                                                                   ------------    ------------
               Net cash provided by operating activities                                944,042       2,098,834
                                                                                   ------------    ------------
Cash flows from investing activities:
      Proceeds from maturities of term deposits                                         200,000              --
      Purchases of term deposits                                                             --        (300,000)
      Proceeds from sales of securities available for sale                                   --       2,045,000
      Proceeds from maturities and calls of investment securities held to maturity    5,000,000       9,548,188
      Purchases of investment securities held to maturity                            (5,000,000)     (2,000,000)
      Principal repayments on mortgage-backed securities held to maturity            27,076,687      20,707,101
      Purchases of mortgage-backed securities held to maturity                      (51,992,648)    (26,663,695)
      Purchase of loans receivable                                                       (4,541)     (2,453,011)
      Net decrease in loans receivable                                                4,538,035       1,640,583
      Proceeds from sales of real estate owned                                               --         264,718
      Additions to premises and equipment                                               (43,738)       (105,037)
      Purchase of Federal Home Loan Bank of New York stock                             (724,300)             --
      Purchase of life insurance                                                             --      (1,700,000)
                                                                                   ------------    ------------
               Net cash (used in) provided by investing activities                  (20,950,505)        983,847
                                                                                   ------------    ------------
Cash flows from financing activities:
      Net increase (decrease) in deposits                                             5,624,859      (1,559,779)
      Net increase (decrease) in short-term borrowed money                           15,000,000        (450,000)
      Proceeds of long-term borrowed money                                                   --      10,000,000
      Repayment of long-term borrowed money                                            (775,628)       (731,330)
      Net increase (decrease) in advance payments by borrowers for taxes
        and insurance                                                                    46,063         (14,806)
      Purchases of treasury stock                                                    (1,535,275)       (384,625)
      Proceeds from sales of treasury stock                                                  --          17,813
      Cash dividends paid                                                              (490,185)       (442,469)
                                                                                   ------------    ------------

               Net cash provided by financing activities                             17,869,834       6,434,804
                                                                                   ------------    ------------
Net (decrease) increase in cash and cash equivalents                                 (2,136,629)      9,517,485
Cash and cash equivalents - beginning                                                17,289,946       8,877,917
                                                                                   ------------    ------------
Cash and cash equivalents - ending                                                 $ 15,153,317    $ 18,395,402
                                                                                   ============    ============

See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        ----------------------------------------------------------------
                                   (Unaudited)


                                                                                     Six Months Ended June 30,
                                                                                     -------------------------

                                                                                      2002            2001
                                                                                   ------------    ------------
Supplemental  disclosure of cash flow information:
   Cash paid during the year for:
      Income taxes                                                                  $ 1,005,480     $ 1,038,020
                                                                                   ============     ===========
      Interest                                                                      $ 5,522,846     $ 6,375,321
                                                                                   ============     ===========
Supplemental schedule of noncash investing activities:
      Security purchased in 2000, settled in 2001:
           Mortgage-backed security held to maturity                                $        --     $12,702,308
           Accrued interest receivable                                                       --          66,111
                                                                                   ============     ===========
           Due to broker                                                                     --     $12,768,419
                                                                                   ============     ===========

      Issuance of treasury stock to fund Supplemental Employee
           Retirement Plan                                                          $    43,359     $    14,262
                                                                                   ============     ===========

See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.   PRINCIPLES OF CONSOLIDATION
---------------------------------

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



2.   BASIS OF PRESENTATION
---------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and regulations S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.



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

On September 28, 2001, the Company's Board of Directors announced a five-for-four stock split, which was distributed on October 22, 2001, to stockholders of record on October 8, 2001. Net income per common share for the three and six months ended June 30, 2001, has been restated to give retroactive effect to the stock split.


4.    SUBSEQUENT EVENT
----------------------

On July 2, 2002, the State of New Jersey enacted changes in its corporate business tax law. Among these changes are two which significantly impact the
Bank: (a) an increase in the tax rate, from 3% to 9%, applicable to the Bank's pre-tax income and (b) the elimination of the previously permitted exclusion from pre-tax income of certain dividends received. These changes are retroactive to January 1, 2002. The Company has determined that the cumulative effect of the tax law change, through July 2, 2002, was an increase to net income of approximately $22,000, which includes, net of the effect of federal income taxes, the recording of additional current state tax for the six months ended June 30, 2002, and the adjustment of state deferred tax assets. This adjustment will be recorded in July 2002.

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

     The Company does not undertake - and specifically  disclaims any obligation
- to release publicly the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Comparison of Financial Condition at June 30, 2002 and December 31, 2001

     Total assets were $390.3 million at June 30, 2002, compared to $370.8 million at December 31, 2001, an increase of 19.5 million, or 5.3%. The increase in total assets was primarily due to an increase of $24.9 million in mortgage-backed securities funded by decreases of $2.1 million and $4.6 million in cash and equivalents and loans receivable, respectively, increases of $5.5 million and $14.2 million in deposits and borrowed money, respectively, and net income of $1.7 million.

     Cash and cash equivalents, primarily federal funds sold and interest-bearing deposits with the Federal Home Loan Bank of New York ("FHLB"), decreased $2.1 million to $15.2 million at June 30, 2002 from $17.3 million at December 31, 2001. The decrease in cash and cash equivalents funded purchases of mortgage-backed securities.

     In the aggregate, mortgage-backed securities and investment securities, all of which were held to maturity issues, totalled $195.6 million at June 30, 2002, an increase of $25.1 million, or 14.7%, from $170.5 million at December 31, 2001. Mortgage-backed securities increased $24.9 million to $162.2 million due to purchases exceeding repayments. The increase was funded primarily by borrowed money. Investment securities increased $144,000 to $33.3 million.

     Loans receivable decreased by $4.6 million, or 2.8%, to $161.3 million at June 30, 2002 from $165.9 million at December 31, 2001.

     Deposits totalled $246.4 million at June 30, 2002, an increase of $5.5 million, or 2.3%, from the $240.9 million balance at December 31, 2001.

     Borrowed money increased $14.2 million, or 18.5%, to $91.1 million at June 30, 2002, as compared to $76.9 million at December 31, 2001. During the six months ended June 30, 2002, short-term borrowings increased by $15.0 million and long-term debt of $776,000 was repaid.

     Stockholders' equity decreased $76,000, or 0.1%, to $50.8 million. During the six months ended June 30, 2002, net income of $1.7 million was offset by treasury stock purchases of $1.5 million, representing the repurchase of 79,750 shares of Company common stock at an average price of $19.25, and the payment of cash dividends of $490,000.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2002 and
2001

     Net Income. Net income increased $144,000, or 20.2%, to $856,000 for the three months ended June 30, 2002 compared with $712,000 for the same 2001 period. The increase in net income during the 2002 period resulted primarily from increases of $396,000 in net interest income and $59,000 in non-interest income, which were partially offset by increases of $217,000 in non-interest expense and $99,000 in income taxes.

     Interest Income. Total interest income decreased $174,000, or 3.0%, to $5.7 million for the three months ended June 30, 2002 from $5.9 million for the same 2001 period. The decrease was the result of a 72 basis point decline to 6.16% in yield, which was partially offset by a $29.1 million, or 8.5%, increase in average interest-earning assets between the periods. The decrease in yield was the result of lower market interest rates.

     Interest income on loans decreased by $179,000 or 5.9% to $2.9 million during the three months ended June 30, 2002 when compared with $3.1 million for the same 2001 period. The decrease during the 2002 period resulted from a 26 basis point decline to 7.11% in the yield earned on the loan portfolio, as well as a $4.1 million, or 2.5%, decrease in average loans outstanding. The decreased yield is the result of lower rates on originations as well as downward interest rate adjustments on the Bank's adjustable-rate loan portfolio.

     Interest on mortgage-backed securities, all of which are held-to-maturity, increased $218,000, or 10.6%, to $2.3 million during the three months ended June 30, 2002 when compared with $2.1 million for the same 2001 period. The increase during the 2002 period resulted from an increase of $38.1 million, or 31.1%, in the average balance of mortgage-backed securities, partially offset by a 105 basis point decline to 5.65% the in yield thereon. The decreased yield is the result of lower yields obtained on securities purchased and downward interest rate adjustments on adjustable rate issues.

     Interest earned on investment securities, including both available-for-sale and held-to-maturity issues, decreased by $87,000, or 15.2%, to $485,000 during the three months ended June 30, 2002, when compared to $572,000 during the same 2001 period, primarily due to a decrease of 103 basis points to 5.55% in the yield earned thereon. The average balance of investment securities increased slightly to $34.9 million during the quarter ended June 30, 2002, from $34.8 million in the same prior year quarter. The decrease in yield was the result of calls of several higher yielding securities and lower rates obtained on securities purchased.

     Interest on other interest-earning assets decreased $126,000, or 61.5%, to $79,000 during the three months ended June 30, 2002 as compared to $205,000 for the same 2001 period. The decrease was due to decreases of $5.0 million, or 26.6%, in the average balances of such assets and 206 basis points, to 2.30%, in the yield thereon. The reduced yield is reflective of the decline in short-term market interest rates.

     Interest Expense. Interest expense on deposits decreased $697,000, or 29.7%, to $1.65 million during the three months ended June 30, 2002 when compared to $2.35 million during the same 2001 period. Such decrease was primarily attributable to a decrease of 133 basis points, to 2.93%, in the cost of interest-bearing deposits, partially offset by a $5.1 million, or 2.3%, increase in the average balance thereof. The decrease in cost was largely due to lower interest rates paid on certificates of deposits, which averaged 3.64% for the three months ended June 30, 2002 as compared to 5.47% for the same 2001 period. The average cost of non-certificate deposits was 1.71% for the three months ended June 30, 2002 as compared to 1.82% for the same prior year period.

     Interest expense on borrowed money increased by $128,000, or 13.9%, to $1.05 million during the three months ended June 30, 2002 when compared with $923,000 during the same 2001 period, due to a $20.6 million, or 30.7%, increase in average borrowings partially offset by a 72 basis point decline to 4.79% in average cost. During the three months ended June 30, 2002, the Bank repaid $391,000 in long-term borrowings having an average interest rate of 5.99%. Short-term borrowings totalled $30.0 million at June 30, 2002, and had an average interest rate of 2.78% as compared to $15.0 million at March 31, 2002, having an average rate of 2.86% and $7.5 million at June 30, 2001, having an average rate of 4.40%.

     Net Interest Income. Net interest income increased $396,000, or 15.2%, to $3.0 million during the three months ended June 30, 2002, when compared with $2.6 million for the same 2001 period. Such increase was due to a decrease in total interest expense of $570,000, partially offset by a decrease in total interest income of $174,000. The net interest rate spread increased to 2.71% in 2002 from 2.33% in 2001. The increase in the interest rate spread resulted from a decrease of 110 basis points in the cost of interest-bearing liabilities, partially offset by a 72 basis point decrease in the yield on interest-earning assets.

     Provision for Loan Losses. During the three months ended June 30, 2002, the Bank did not record a provision for loan losses, as compared to $4,000 during the same prior year period. At both period ends, the existing balance of the allowance for loan losses was considered adequate. There were no loan charge-offs or recoveries during the three months ended June 30, 2002 and 2001. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. At June 30, 2002 and 2001, loans delinquent ninety days or more totalled $745,000 and $138,000, respectively, representing 0.46% and 0.08%, respectively, of total loans. At June 30, 2002, the allowance for loan losses totalled $1.36 million, representing 0.84% of total loans and 182.9% of loans delinquent ninety days or more. At March 31, 2002, the allowance for loan losses totalled $1.36 million, representing 0.83% of total loans and 88.3% of loans delinquent ninety days or more. At June 30, 2001, the allowance for loan losses totalled $1.36 million, representing 0.81% of total loans and 985.0% of loans delinquent ninety days or more. The Bank monitors its loan portfolio on a continuing basis and intends to continue to provide for loan losses based on its ongoing review of the loan portfolio and general market conditions.

     Non-Interest Income. Non-interest income increased $59,000, or 39.1%, to $210,000 during the three months ended June 30, 2002 from $151,000 during the same 2001 period.

     Non-Interest Expenses. Non-interest expenses increased by $217,000, or 13.0%, to $1.9 million during the three months ended June 30, 2002 when compared with $1.7 million during the same 2001 period. The primary components of the 2002 period increase were a $99,000 increase in salaries and employee benefits and a $105,000 increase in miscellaneous non-interest expenses. Salaries and employee benefits, the largest component of non-interest expenses, increased $99,000, or 10.5%, to $1.04 million during the three months ended June 30, 2002 from $939,000 during the prior year quarter. This increase was the result of normal salary increases as well as the increased cost of stock-based compensation plans, such as the ESOP, which are based on the average price of the Company's common stock ($19.97 during the quarter ended June 30, 2002, and $11.39 during the comparable prior year quarter). Miscellaneous non-interest expenses increased $105,000, or 31.5%, to $438,000 during the three months ended June 30, 2002 from $333,000 during the prior year quarter. All other elements of non-interest expense remained little changed at $412,000 and $399,000 during the three months ended June 30, 2002 and 2001, respectively.

     Income Taxes. Income tax expense totalled $474,000, or 35.6% of income before income taxes, during the three months ended June 30, 2002 as compared to $375,000, or 34.5% of income before income taxes, during the comparable 2001 period.

Comparison of Operating Results for the Six Months Ended June 30, 2002 and 2001

     Net Income. Net income increased $150,000, or 9.9%, to $1.7 million for the six months ended June 30, 2002 compared with $1.5 million for the same 2001 period. The increase in net income during the 2002 period resulted primarily from increases of $466,000 in net interest income and $47,000 in non-interest income, which were partially offset by increases of $277,000 in non-interest expense and $86,000 in income taxes.

     Interest Income. Total interest income decreased $694,000, or 5.8%, to $11.3 million for the six months ended June 30, 2002 from $12.0 million for the same 2001 period. The decrease was the result of a 79 basis point decrease to 6.22% in yield, partially offset by a $21.7 million, or 6.3%, increase in average interest-earning assets.

     Interest income on loans decreased by $434,000, or 7.0%, to $5.8 million during the six months ended June 30, 2002 when compared with $6.2 million for the same 2001 period. The decrease during the 2002 period resulted from a 41 basis point decrease to 7.06% in the yield earned on the loan portfolio and a decrease of $2.5 million, or 1.5%, in the average balance of loans outstanding. The decreased yield is the result of lower rates on originations and downward interest rate adjustments on the Bank's adjustable-rate mortgage loans.

     Interest on mortgage-backed securities, all of which are held-to-maturity, increased $217,000, or 5.1%, to $4.4 million during the six months ended June 30, 2002 when compared with $4.2 million for the same 2001 period. The increase during the 2002 period resulted from an increase of $28.0 million, or 22.4%, in the average balance of mortgage-backed securities, partially offset by a 96 basis point decline to 5.81% in yield thereon. The decreased yield is the result of lower yields obtained on securities purchased and downward interest rate adjustments on adjustable rate issues.

     Interest earned on investment securities, including both available-for-sale and held-to-maturity issues, decreased by $290,000, or 23.4%, to $951,000 during the six months ended June 30, 2002, when compared to $1.2 million during the same 2001 period, primarily due to decreases of $3.3 million, or 8.9%, in the average balance of such assets, and 107 basis points to 5.62% in the yield earned thereon. The decrease in average balance was the result of calls, sales and maturities exceeding purchases of such securities. The decrease in yield was the result of the calls of several higher yielding securities and the lower yields available on purchased securities.

     Interest on other interest-earning assets decreased $187,000, or 53.9%, to $160,000 during the six months ended June 30, 2002 as compared to $347,000 for the same 2001 period. The decrease was due to a decrease of $570,000, or 3.9%, in the average balance of such assets, along with a 247 basis point decrease to 2.27% in the yield thereon. The reduced yield is reflective of the decline in short-term market interest rates.

     Interest Expense. Interest expense on deposits decreased $1.3 million, or 27.8%, to $3.45 million during the six months ended June 30, 2002 when compared to $4.77 million during the same 2001 period. Such decrease was primarily attributable to a decrease of 126 basis points, to 3.07%, in the cost of interest-bearing deposits, partially offset by a $3.9 million, or 1.8%, increase in the average balance thereof. The decrease in cost is largely due to lower interest rates paid on certificates of deposit, which averaged 3.85% for the six months ended June 30, 2002 as compared to 5.56% for the same 2001 period. The average cost of non-certificate deposits was 1.71% for the six months ended June 30, 2002 as compared to 1.82% for the same prior year period.

     Interest expense on borrowed money increased by $169,000, or 9.1%, to $2.02 million during the six months ended June 30, 2002 when compared with $1.85 million during the same 2001 period, primarily due to an increase of $15.9 million, or 24.0%, in average borrowings, partially offset by a decrease of 67 basis points to 4.91% in the cost thereof. During the six months ended June 30, 2002, the Bank repaid $776,000 in long-term borrowings having an average interest rate of 5.99%. At June 30, 2002 and December 31, 2001, short-term borrowings totalled $30.0 million and $15.0 million, respectively, and carried an average rate of 2.78% and 2.86%, respectively.

     Net Interest Income. Net interest income increased $466,000, or 8.6%, to $5.9 million during the six months ended June 30, 2002, when compared with $5.4 million the same 2001 period. Such increase was due to a decrease in total interest expense of $1.2 million, or 18.2%, partially offset by a decrease in total interest income of $694,000. The net interest rate spread increased to 2.66% in 2002 from 2.39% in 2001. The increase in the interest rate spread resulted from a decrease of 106 basis points in the cost of interest-bearing liabilities, partially offset by a 79 basis point decrease in the yield on interest-earning assets.

     Provision for Loan Losses. During the six months ended June 30, 2002 and 2001, the Bank did not record a provision for loan losses as the existing balance of the allowance for loan losses was considered adequate. There were no charge-offs or recoveries during the six months ended June 30, 2002 and 2001. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. At June 30, 2002, the allowance for loan losses stood at $1.36 million, representing 0.84% of total loans and 182.9 % of loans delinquent ninety days or more. At December 31, 2001, the allowance for loan losses stood at $1.36 million, representing 0.80% of total loans and 235.8% of loans delinquent ninety days or more. At June 30, 2001, the allowance for loan losses stood at $1.36 million, representing 0.81% of total loans and 985.0% of loans delinquent ninety days or more. The Bank monitors its loan portfolio on a continuing basis and intends to continue to provide for loan losses based on its ongoing review of the loan portfolio and general market conditions.

     Non-Interest Income. Non-interest income increased $47,000, or 14.3%, to $375,000 during the six months ended June 30, 2002 from $328,000 during the same 2001 period. The 2001 amount included a $45,000 gain on the sale of a security available for sale.

     Non-Interest Expenses. Non-interest expenses increased by $277,000, or 8.2%, to $3.7 million during the six months ended June 30, 2002 when compared with $3.4 million during the same 2001 period. Salaries and employee benefits, the largest component of non-interest expenses, increased $244,000, or 13.6%, to $2.0 million during the six months ended June 30, 2002 from $1.8 million during the prior year period. This increase was the result of normal salary increases as well as the increased cost of stock-based compensation plans, such as the ESOP, which are based on the average price of the Company's common stock ($19.13 during the six months ended June 30, 2002, and $10.71 during the comparable prior year period). All other elements of non-interest expense remained little changed at $1.6 million during both the six months ended June 30, 2002 and 2001.

     Income Taxes. Income tax expense totalled $902,000, or 35.2% of income before income taxes, during the six months ended June 30, 2002 as compared to $816,000, or 35.1% of income before income taxes, during the comparable 2001 period.

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

     The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At June 30, 2002, cash and cash equivalents totalled $15.2 million, or 3.9% of total assets.

     The Company, through its Bank subsidiary, has other sources of liquidity if a need for additional funds arises, including FHLB borrowings. At June 30, 2002, the Bank had $91.1 million in borrowings outstanding from the FHLB. Depending on market conditions, the pricing of deposit products and FHLB borrowings, the Bank may continue to rely on FHLB borrowings to fund asset growth.

     At June 30, 2002, the Bank had commitments to originate and purchase loans and fund unused outstanding lines of credit and undisbursed proceeds of construction mortgages totalling $17.0 million and commitments to purchase securities totalling $6.0 million. The Bank anticipates that it will have sufficient funds available to meet its current commitments. Certificate accounts, including Individual Retirement Account accounts, which are scheduled to mature in less than one year from June 30, 2002, totalled $120.0 million. The Bank expects that substantially all of the maturing certificate accounts will be retained by the Bank.

     At June 30 , 2002, the Company had total equity, determined in accordance with accounting principles generally accepted in the United States of America, of $50.8 million, or 13.0% of total assets. At June 30, 2002, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $45.4 million, or 11.8% of total adjusted assets, which is above the required level of $5.8 million, or 1.5%; core capital of $45.4 million, or 11.8% of total adjusted assets, which is above the required level of $15.4 million, or 4.0%; and risk-based capital of $46.8 million, or 32.8% of risk-weighted assets, which is above the required level of $11.4 million, or 8.0%. An institution with a ratio of tangible capital to adjusted total assets of greater than or equal to 5.0% is considered to be "well-capitalized" pursuant to OTS regulations.

Recent Developments

     On July 2, 2002, the State of New Jersey enacted changes in its corporate business tax law. Among these changes are two which significantly impact the
Bank: (a) an increase in the tax rate, from 3% to 9%, applicable to the Bank's pre-tax income and (b) the elimination of the previously permitted exclusion from pre-tax income of certain dividends received. These changes are retroactive to January 1, 2002. The Company has determined that the cumulative effect of the tax law change, through July 2, 2002, was an increase to net income of approximately $22,000, which includes, net of the effect of federal income taxes, the recording of additional current state taxes for the six months ended June 30, 2002, and the adjustment of state deferred tax assets. This adjustment will be recorded in July 2002.

     In regard to future periods, the aforementioned State of New Jersey tax law changes are expected to result in levels of net income approximately 6% lower than those determined under prior law.

                            WEST ESSEX BANCORP, INC.
                           PART II . OTHER INFORMATION
                                  June 30, 2002


ITEM 1. Legal Proceedings
       ------------------

     Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, including a recent lawsuit filed by a former employee related to a claim filed by that employee under the Workers' Compensation Law of the State of New Jersey. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

ITEM 2. Changes in Securities
       ----------------------

          None.


ITEM 3. Defaults Upon Senior Securities
       --------------------------------

          None.


ITEM 4. Submission of Matters to a Vote of Security Holders
       ----------------------------------------------------

     The 2002 Annual Meeting of Stockholders was held on May 21, 2002. The following matters were submitted to the stockholders:


      1. Election of three directors:

           A. Directors elected at the meeting:

                                          Term to            Number of Shares
                                          Expire in        For         Withheld
                                          ---------        ---         --------

          Mr. David F. Brandley             2005         4,748,195        4,103
          Mr. S.M. Terry LaCorte            2004         4,729,009       23,289
          Mr. Everett N. Leonard            2005         4,747,048        5,250

           B. The following directors' terms of office as a director continued after the meeting:


                             (i)      Mr. John J. Burke
                             (ii)     Mr. William J. Foody
                             (iii)    Mr. Leopold W. Montanaro

                            WEST ESSEX BANCORP, INC.
                           PART II . OTHER INFORMATION
                                  June 30, 2002



ITEM 4. Submission of Matters to a Vote of Security Holders  (Cont'd.)
       ---------------------------------------------------------------

          2. The ratification of Radics & Co., LLC as independent auditors of the Company for the fiscal year ending December 31, 2002.


                                 Number of Shares
               -----------------------------------------------------------------
                  For                   Against                  Abstained
               ---------               ---------                ----------
               4,750,285                 1,721                      293


ITEM 5. Other Information
-------------------------

          None

ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

 (a)  Exhibits:

  3.1   Charter of West Essex Bancorp, Inc.  *
  3.2   Bylaws of West Essex Bancorp, Inc.  *
  4.0   Form of Common Stock Certificate   *
  10.5 West Essex Bancorp, Inc. Amended and Restated Employment Agreement with Leopold W. Montanaro
  10.6  West Essex Bank Amended and Restated Employment Agreement with
        Leopold W. Montanaro
  11.0  Statement regarding computation of per share earnings
  99.0  Certifications of Chief Executive Officer and Chief Financial
        Officer

 * Incorporated herein by reference into this document from the Exhibits to Form S-1. Registration Statement and any amendments thereto, Registration No. 333-56729.

 (b)    Reports on Form 8-K:

              None

                                   SIGNATURES
                                   ----------



     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    WEST ESSEX BANCORP, INC.


Date:   August 12, 2002             By:   /s/ Leopold W. Montanaro
     ------------------                -----------------------------------------
                                              Leopold W. Montanaro
                                              Chairman of the Board, President
                                              and Chief Executive Officer
                                             (Principal Executive Officer)



Date:   August 12, 2002             By:   /s/ Dennis A. Petrello
     ------------------                -----------------------------------------
                                              Dennis A. Petrello
                                              Senior Executive Vice President
                                              and Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)