Form 10QSB
period 2002-09-30
WEST ESSEX BANCORP INC
filed 2002-11-07
CIK 1063438

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
(Mark One)

  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

                                       OR

  [   ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________


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

4,856,999 shares of common stock, par value $0.01 par share, were outstanding as of October 25, 2002.


Transitional Small Business Disclosure Format (check one): Yes [   ]   No  [ X ]

                            WEST ESSEX BANCORP, INC.

                                   FORM 10-QSB

                    For the Quarter Ended September 30, 2002


                                      INDEX

                                                                                        Page
                                                                                        Number
                                                                                       -------
PART I                FINANCIAL INFORMATION

         Item 1.  Financial Statements                                                    1

                      Consolidated Statements of Financial Condition at
                       September 30, 2002 and December 31, 2001 (Unaudited)               2


                      Consolidated Statements of Income for the Three and Nine Months
                       Ended September 30, 2002 and 2001 (Unaudited)                      3


                      Consolidated Statements of Comprehensive Income for the Three
                       and Nine Months Ended September 30, 2002 and 2001  (Unaudited)     4


                      Consolidated Statements of Cash Flows for the
                       Nine Months Ended September 30, 2002 and 2001 (Unaudited)        5 - 6


                      Notes to Consolidated Financial Statements                        7 - 8

         Item 2.  Management's Discussion and Analysis or Plan
                      of Operation                                                      9 - 16

         Item 3.  Controls and Procedures                                                 16



PART II           OTHER INFORMATION

         Item 1.  Legal Proceedings                                                       17
         Item 2.  Changes in Securities                                                   17
         Item 3.  Defaults Upon Senior Securities                                         17
         Item 4.  Submission of Matters to a Vote of Security Holders                     17
         Item 5.  Other Information                                                       17
         Item 6.  Exhibits and Reports on Form 8-K                                        17

SIGNATURES                                                                                18

CERTIFICATIONS                                                                          19 - 20


                            WEST ESSEX BANCORP, INC.
                         PART I. FINANCIAL INFORMATION
                               September 30, 2002
                         -----------------------------



ITEM 1.     FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. West Essex Bancorp, Inc. (the "Registrant" or the "Company") believes that the disclosures presented are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001.

The results of operations for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year.


                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                                                  September 30,    December 31,
                                                                     2002             2001
                                                                 -------------    -------------

Assets
------

Cash and amounts due from depository institutions                $   1,945,573    $   2,008,885
Federal funds sold                                                   5,000,000       10,500,000
Interest-bearing deposits in other banks                             4,242,978        4,781,061
                                                                 -------------    -------------

       Total cash and cash equivalents                              11,188,551       17,289,946

Term deposits                                                               --          200,000
Investment securities held to maturity                              36,058,741       33,169,187
Mortgage-backed securities held to maturity                        172,932,375      137,327,932
Loans receivable                                                   150,762,037      165,935,968
Real estate owned                                                      209,000          209,000
Premises and equipment                                               2,439,110        2,502,584
Federal Home Loan Bank of New York stock                             4,540,900        3,842,800
Accrued interest receivable                                          2,062,683        1,879,537
Excess of cost over assets acquired                                  3,013,237        3,457,813
Other assets                                                         5,906,037        4,949,385
                                                                 -------------    -------------

       Total assets                                              $ 389,112,671    $ 370,764,152
                                                                 =============    =============

Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------

Deposits                                                         $ 251,059,598    $ 240,864,308
Borrowed money                                                      84,683,849       76,855,928
Advance payments by borrowers for taxes and insurance                  758,652          927,375
Other liabilities                                                    1,404,173        1,201,590
                                                                 -------------    -------------

       Total liabilities                                           337,906,272      319,849,201
                                                                 -------------    -------------

Stockholders' Equity
--------------------

Preferred stock (par value $.01), 1,000,000 shares
  authorized; no shares issued or outstanding                               --               --
Common stock (par value $.01), 9,000,000 shares authorized;
  shares issued 5,246,461; shares outstanding 4,856,999 (2002)
  and 4,921,615 (2001)                                                  52,465           52,465
Additional paid-in capital                                          17,594,238       17,379,880
Retained earnings - substantially restricted                        39,190,073       37,914,015
Common stock acquired by Employee Stock Ownership
  Plan ("ESOP")                                                       (773,619)        (884,158)
Unearned Incentive Plan stock                                         (302,548)        (405,730)
Treasury stock, at cost; 389,462 shares (2002) and
  324,846 shares (2001)                                             (4,554,210)      (3,141,521)
                                                                 -------------    -------------

       Total stockholders' equity                                   51,206,399       50,914,951
                                                                 -------------    -------------

       Total liabilities and stockholders' equity                $ 389,112,671    $ 370,764,152
                                                                 =============    =============

See notes to consolidated financial statements.


                                      WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                      -----------------------------------------
                                                     (Unaudited)



                                                      Three Months Ended September 30,    Nine Months Ended September 30,
                                                      --------------------------------    -------------------------------
                                                            2002             2001              2002             2001
                                                        ------------     ------------      ------------     ------------
Interest income:
     Loans                                              $  2,702,270     $  3,141,380      $  8,464,363     $  9,337,752
     Mortgage-backed securities                            2,224,650        1,973,317         6,669,486        6,201,084
     Investment securities                                   480,342          548,490         1,431,226        1,789,717
     Other interest-earning assets                            93,691          144,966           253,550          491,793
                                                        ------------     ------------      ------------     ------------

             Total interest income                         5,500,953        5,808,153        16,818,625       17,820,346
                                                        ------------     ------------      ------------     ------------

Interest expense:
     Deposits                                              1,644,722        2,237,585         5,090,084        7,012,051
     Borrowed money                                        1,052,418          945,903         3,071,038        2,796,103
                                                        ------------     ------------      ------------     ------------

             Total interest expense                        2,697,140        3,183,488         8,161,122        9,808,154
                                                        ------------     ------------      ------------     ------------

Net interest income                                        2,803,813        2,624,665         8,657,503        8,012,192
Provision for loan losses                                         --               --                --               --
                                                        ------------     ------------      ------------     ------------

Net interest income after provision for loan losses        2,803,813        2,624,665         8,657,503        8,012,192
                                                        ------------     ------------      ------------     ------------

Non-interest income:
     Fees and service charges                                 90,495           95,899           277,051          257,947
     Gain on sale of securities available for sale                --               --                --           45,000
     Other                                                    65,228           67,479           253,665          187,936
                                                        ------------     ------------      ------------     ------------

             Total non-interest income                       155,723          163,378           530,716          490,883
                                                        ------------     ------------      ------------     ------------

Non-interest expenses:
     Salaries and employee benefits                        1,069,904          904,960         3,112,551        2,703,696
     Net occupancy expense of premises                       101,703           83,894           286,133          288,594
     Equipment                                               166,957          120,126           509,066          497,375
     Loss (gain) on real estate owned                          1,418           (4,724)            3,992           (7,106)
     Amortization of intangibles                             148,192          148,192           444,576          444,576
     Merger related expenses                                 307,371               --           322,371               --
     Miscellaneous                                           459,426          332,442         1,242,734        1,046,697
                                                        ------------     ------------      ------------     ------------

             Total non-interest expenses                   2,254,971        1,584,890         5,921,423        4,973,832
                                                        ------------     ------------      ------------     ------------

Income before income taxes                                   704,565        1,203,153         3,266,796        3,529,243
Income taxes                                                 355,672          391,746         1,257,704        1,207,510
                                                        ------------     ------------      ------------     ------------

Net income                                              $    348,893     $    811,407      $  2,009,092     $  2,321,733
                                                        ============     ============      ============     ============

Net income per common share:
     Basic                                              $       0.07     $       0.17      $       0.43     $       0.49
     Diluted                                                    0.07             0.17              0.41             0.48
                                                        ============     ============      ============     ============

Dividends declared per common share                     $       0.14     $       0.12      $       0.42     $       0.36
                                                        ============     ============      ============     ============

Weighted average number of common shares
  outstanding:
     Basic                                                 4,705,422        4,753,439         4,721,291        4,771,277
     Diluted                                               4,846,454        4,880,903         4,853,506        4,862,609
                                                        ============     ============      ============     ============




See notes to consolidated financial statements.

                          WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       -----------------------------------------------
                                         (Unaudited)

                                                                              Three Months                    Nine Months
                                                                            Ended September 30,            Ended September 30,
                                                                         -------------------------     ---------------------------
                                                                            2002           2001           2002             2001
                                                                         ----------     ----------     -----------     -----------
Net income                                                               $  348,893     $  811,407     $ 2,009,092     $ 2,321,733
                                                                         ----------     ----------     -----------     -----------
Other comprehensive income
          Unrealized holding gains on securities available for sale,
               net of income taxes of $ -0- $7,871, $ -0- and                    --         14,004              --          33,299
               $18,715, respectively

          Reclassification adjustment for realized gains on securities
               available for sale, net of income taxes of $16,191 in 2001        --             --              --         (28,809)
                                                                         ----------     ----------     -----------     -----------

Total other comprehensive income                                                 --         14,004              --           4,490
                                                                         ----------     ----------     -----------     -----------

Comprehensive income                                                     $  348,893     $  825,411     $ 2,009,092     $ 2,326,223
                                                                         ==========     ==========     ===========     ===========




See notes to consolidated financial statements.


                            WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -----------------------------------------
                                           (Unaudited)

                                                                                           Nine Months Ended September 30,
                                                                                          --------------------------------
                                                                                               2002              2001
                                                                                           ------------      ------------
Cash flows from operating activities:
    Net income                                                                             $  2,009,092      $  2,321,733
    Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization of premises and equipment                                  184,488           193,096
       Net accretion of premiums, discounts and deferred loan fees                              (74,285)         (152,406)
       Amortization of intangibles                                                              444,576           444,576
       (Gain) on sale of securities available for sale                                               --           (45,000)
       (Gain) on sale of real estate owned                                                           --           (34,007)
       (Gain) on trade-in of automobile                                                              --            (2,360)
       (Increase) decrease in accrued interest receivable                                      (183,146)          144,839
       (Increase) in other assets                                                              (889,659)         (326,055)
       (Decrease) increase in interest payable                                                 (133,038)          304,604
       Increase in other liabilities                                                            155,658            14,431
       Amortization of Incentive Plan cost                                                      103,182            93,702
       ESOP shares committed to be released                                                     292,284           161,331
                                                                                           ------------      ------------

          Net cash provided by operating activities                                           1,909,152         3,118,484
                                                                                           ------------      ------------

Cash flows from investing activities:
    Proceeds from maturities of term deposits                                                   200,000                --
    Purchases of term deposits                                                                       --          (300,000)
    Proceeds from sales of securities available for sale                                             --         2,045,000
    Proceeds from maturities and calls of investment securities held to maturity              8,000,000        16,548,188
    Purchases of investment securities held to maturity                                     (10,671,716)       (4,000,000)
    Principal repayments on mortgage-backed securities held to maturity                      38,564,081        31,090,524
    Purchases of mortgage-backed securities held to maturity                                (74,173,443)      (31,696,442)
    Purchase of loans receivable                                                                 (4,541)       (2,765,918)
    Net decrease (increase) in loans receivable                                              15,039,838        (8,286,408)
    Proceeds from sales of real estate owned                                                         --           394,712
    Additions to premises and equipment                                                        (121,014)         (130,898)
    (Purchase) redemption of Federal Home Loan Bank of New York stock                          (698,100)            2,900
    Purchase of life insurance                                                                       --        (1,700,000)
                                                                                           ------------      ------------
          Net cash (used in) provided by investing activities                               (23,864,895)        1,201,658
                                                                                           ------------      ------------
Cash flows from financing activities:
    Net increase (decrease) in deposits                                                      10,375,253          (467,170)
    Net increase (decrease) in short-term borrowed money                                     10,000,000        (2,950,000)
    Proceeds of long-term borrowed money                                                             --        10,000,000
    Repayment of long-term borrowed money                                                    (2,172,079)       (1,105,139)
    Net (decrease) in advance payments by borrowers for taxes
      and insurance                                                                            (168,723)         (110,440)
    Purchase of treasury stock                                                               (1,535,275)         (907,775)
    Proceeds from sales of treasury stock                                                        88,206            17,813
    Cash dividends paid                                                                        (733,034)         (657,704)
                                                                                           ------------      ------------

          Net cash provided by financing activities                                          15,854,348         3,819,585
                                                                                           ------------      ------------

Net (decrease) increase in cash and cash equivalents                                         (6,101,395)        8,139,727
Cash and cash equivalents - beginning                                                        17,289,946         8,877,917
                                                                                           ------------      ------------

Cash and cash equivalents - ending                                                         $ 11,188,551      $ 17,017,644
                                                                                           ============      ============

See notes to consolidated financial statements.


                              WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                              -----------------------------------------
                                             (Unaudited)


                                                                              Nine Months Ended September 30,
                                                                              --------------------------------
                                                                                   2002              2001
                                                                                -----------       -----------
Supplemental  disclosure of cash flow information:
   Cash paid during the year for:
      Income taxes                                                              $ 1,405,480       $ 1,238,020
                                                                                ===========       ===========

      Interest                                                                  $ 8,294,160       $ 9,503,550
                                                                                ===========       ===========

Supplemental schedule of noncash investing activities:
      Security purchased in 2000, settled in 2001:
           Mortgage-backed security held to maturity                            $        --       $12,702,308
           Accrued interest receivable                                                   --            66,111
                                                                                -----------       -----------
           Due to broker                                                        $        --       $12,768,419
                                                                                ===========       ===========

      Issuance of treasury stock to fund Management Supplemental Employee
           Retirement Plan                                                      $    43,359       $    14,262
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



2. BASIS OF PRESENTATION
------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and regulations S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.



3. NET INCOME PER COMMON SHARE
------------------------------


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


4. MERGER AGREEMENT
-------------------

At September 11, 2002, the Company, the Bank and West Essex Bancorp, M.H.C., the mutual holding company which owns the majority of the outstanding capital stock of the Company, entered into a merger agreement with Kearny Financial Corp. (Kearny Financial), the parent corporation of Kearny Federal Savings Bank, and Kearny MHC, the parent company of Kearny Financial. At the date of the merger, the Company's common stock held by public stockholders other than West Essex Bancorp, M.H.C. will be purchased for $35.10 per share, in cash. The transaction is subject to several conditions including the receipt of shareholder and regulatory approvals.

In the event the Company enters into a merger, acquisition, consolidation or other form of business combination agreement with another entity, the Company will be required to pay Kearny Financial the amount of $4.0 million in cash upon written demand by Kearny Financial. Merger related charges, which include but are not limited to professional fees for investment banking, legal and accounting, are expected to be $1.3 million.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



4. MERGER AGREEMENT (Cont'd.)
-----------------------------

Prior to or upon the effective date of the merger, the Company's ESOP, Incentive Stock Plan, and Stock Option Plan will be terminated on such terms as contained in the merger agreement. Upon termination, all participant accounts will be considered fully vested and nonforfeitable and all remaining plan assets will be allocated to the participants.

Certain executive officers of the Bank have employment agreements or change of control agreements that will become effective on the date of the merger. Payments required under these agreements will be liabilities of Kearny Fiancial.

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

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

     Total assets were $389.1 million at September 30, 2002, compared to $370.8 million at December 31, 2001, an increase of $18.3 million, or 4.9%. The increase in total assets was primarily due to an increase of $35.6 million in mortgage-backed securities funded by a decrease of $15.1 million in loans receivable and increases of $10.2 million and $7.8 million in deposits and borrowed money, respectively, and net income of $2.0 million.

     Cash and cash equivalents, primarily federal funds sold and interest-bearing deposits with the Federal Home Loan Bank of New York ("FHLB"), decreased $6.1 million to $11.2 million at September 30, 2002, from $17.3 million at December 31, 2001. The decrease in cash and cash equivalents funded purchases of investment securities, purchases of treasury stock and cash dividends to stockholders.

     In the aggregate, mortgage-backed securities and investment securities, all of which were held to maturity issues, totalled $209.0 million at September 30, 2002, an increase of $38.5 million, or 22.6%, from $170.5 million at December 31, 2001. Mortgage-backed securities increased $35.6 million to $172.9 million and investment securities increased $2.9 million to $36.1 million. These increases were due to purchases exceeding repayments.

     Loans receivable decreased by $15.1 million, or 9.1%, to $150.8 million at September 30, 2002, from $165.9 million at December 31, 2001. The decrease in loans was the result of increased repayment activity brought about by the lowest mortgage interest rate market in over thirty years.

     Deposits totalled $251.1 million at September 30, 2002, an increase of $10.2 million, or 4.2%, from the $240.9 million balance at December 31, 2001.

     Borrowed money increased $7.8 million, or 10.1%, to $84.7 million at September 30, 2002, as compared to $76.9 million at December 31, 2001. During the nine months ended September 30, 2002, short-term borrowings increased by $10.0 million and long-term debt of $2.2 million was repaid.

     Stockholders' equity increased $291,000, or 0.6%, to $51.2 million. During the nine months ended September 30, 2002, net income of $2.0 million and $395,000 in amortization of ESOP and Incentive Plan stock compensation was offset by treasury stock purchases of $1.5 million, representing the repurchase of 79,750 shares of Company common stock at an average price of $19.25, and the payment of cash dividends of $733,000.

Comparison of Operating Results for the Three Months Ended September 30, 2002 and 2001

     Net Income. Net income decreased $462,000, or 57.0%, to $349,000 for the three months ended September 30, 2002, compared with $811,000 for the same 2001 period. The decrease in net income during the 2002 period resulted primarily from a $670,000 increase in non-interest expenses, partially offset by a $179,000 increase in net interest income and a $36,000 decrease in income tax expense.

     Interest Income. Total interest income decreased $307,000, or 5.3%, to $5.5 million for the three months ended September 30, 2002, from $5.8 million for the same 2001 period. The decrease was the result of a 95 basis point decline to 5.82% in yield, which was partially offset by a $34.7 million, or 10.1%, increase in average interest-earning assets between the periods. The decrease in yield was the result of lower market interest rates.

     Interest income on loans decreased by $439,000, or 14.0%, to $2.7 million during the three months ended September 30, 2002, when compared with $3.1 million for the same 2001 period. The decrease during the 2002 period resulted from a 48 basis point decline to 6.81% in the yield earned on the loan portfolio, along with a $13.6 million, or 7.9%, decrease in average loans outstanding. The decreased yield is the result of lower rates obtained on originations as well as downward interest rate adjustments on the Bank's adjustable-rate mortgage loans. The decrease in average balance reflects increased loan repayment volume brought about by the lowest mortgage interest rate market in over thirty years.

     Interest on mortgage-backed securities, all of which are held-to-maturity, increased $252,000, or 12.8%, to $2.2 million during the three months ended September 30, 2002, when compared with $2.0 million for the same 2001 period. The increase during the 2002 period resulted primarily from an increase of $42.9 million, or 35.3%, in average mortgage-backed securities, partially offset by a decrease of 108 basis points, to 5.41%, in yield earned thereon. The increased average balance is due to purchases of mortgage-backed securities exceeding repayments. The decreased yield is largely the result of lower yields available on purchased issues and downward interest rate adjustments on adjustable rate issues.

     Interest earned on investment securities, including both available-for-sale and held-to-maturity issues, decreased by $69,000, or 12.6%, to $480,000 during the three months ended September 30, 2002, when compared to $549,000 during the same 2001 period, due to a decrease of 121 basis points, to 5.19%, in the yield earned on investment securities, partially offset by a $2.7 million, or 7.9%, increase in the average balance of such assets. The decrease in yield was the result of calls of several higher yielding securities and the lower yields available on purchased issues.

     Interest on other interest-earning assets decreased $51,000, or 35.2%, to $94,000 during the three months ended September 30, 2002, as compared to $145,000 for the same 2001 period. The decrease was due to a decrease of 170 basis points, to 2.11%, in yield, partially offset by an increase of $2.6 million, or 17.3%, in the average balance of such assets. The reduced yield is reflective of the decline in market interest rates.

     Interest Expense. Interest expense on deposits decreased $593,000, or 26.5%, to $1.6 million during the three months ended September 30, 2002, when compared to $2.2 million during the same 2001 period. Such decrease was attributable to a decrease of 122 basis points, to 2.83%, in the cost of interest-bearing deposits, partially offset by an $11.5 million, or 5.2%, increase in the average balance thereof. The decrease in cost is largely due to lower interest rates paid on certificates of deposits, which averaged 3.43% for the three months ended September 30, 2002, as compared to 5.15% for the same 2001 period. The average cost of non-certificate deposits was 1.83% for the three months ended September 30, 2002, as compared to 1.90% for the same prior year period.

     Interest expense on borrowed money increased by $106,000, or 11.2%, to $1.05 million during the three months ended September 30, 2002, when compared with $946,000 during the same 2001 period, primarily due to a $20.8 million, or 31.0%, increase in average borrowings, partially offset by an 85 basis point decrease, to 4.78%, in the average cost of borrowed money. During the three months ended September 30, 2002, the Bank repaid $1.4 million in long-term borrowings having an average interest rate of 6.27%. Short-term borrowings totalled $25.0 million at September 30, 2002, and had an average interest rate of 2.57%, as compared to $30.0 million at June 30, 2002, having an average rate of 2.78% and $5.0 million at September 30, 2001, having an average rate of 3.78%.

     Net Interest Income. Net interest income increased $179,000, or 6.9%, to $2.8 million during the three months ended September 30, 2002, when compared with $2.6 million for the same 2001 period. Such increase was due to a decrease in total interest expense of $486,000, partially offset by a decrease in total interest income of $307,000. The net interest rate spread increased to 2.45% in 2002 from 2.35% in 2001. The increase in the interest rate spread resulted from a decrease of 105 basis points, to 3.37%, in the cost of interest-bearing liabilities, partially offset by a 95 basis point decrease, to 5.82%, in the yield on interest-earning assets.

     Provision for Loan Losses. During the three months ended September 30, 2002 and 2001, the Bank did not record a provision for loan losses. At both period ends, the existing balance of the allowance for loan losses was considered adequate. There were no loan charge-offs or recoveries during the three months ended September 30, 2002 and 2001. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 2002 and June 30, 2002, loans delinquent ninety days or more totalled $579,000 and $745,000, respectively, representing 0.38% and 0.46%, respectively, of total loans. At September 30, 2002, the allowance for loan losses stood at $1.36 million, representing 0.89% of total loans and 236% of loans delinquent ninety days or more. At June 30, 2002, the allowance for loan losses stood at $1.36 million, representing 0.84% of total loans and 183% of loans delinquent ninety days or more. At September 30, 2001, the allowance for loan losses stood at $1.36 million, representing 0.76% of total loans and 280% of loans delinquent ninety days or more. The Bank monitors its loan portfolio on a continuing basis and intends to continue to provide for loan losses based on its ongoing review of the loan portfolio and general market conditions.

     Non-Interest Income. Non-interest income decreased $7,000, or 4.3%, to $156,000 during the three months ended September 30, 2002, from $163,000 during the same 2001 period.

     Non-Interest Expenses. Non-interest expenses increased by $670,000, or 42.3%, to $2.3 million during the three months ended September 30, 2002, when compared with $1.6 million during the same 2001 period. The primary components of the period increase were increases in salaries and employee benefits, equipment expense, merger related expenses and miscellaneous expenses of $165,000, $47,000, $307,000 and $127,000, respectively. The $165,000, or 18.2%, increase in salaries and employee benefits, the largest component of non-interest expenses, reflects increased pension plan expense and the increased cost of stock-based compensation plans. The expenses related to the Company's stock-based compensation plans are based upon the average price of the Company's common stock, which was approximately $23.53 per share during the three months ended September 30, 2002, as compared to approximately $13.53 per share during the three months ended September 30, 2001. Equipment expenses increased $47,000, or 39.2%, to $167,000 during the quarter ended September 30, 2002, from $120,000 during the same prior year quarter due primarily to increased expenses related to the Bank's outside data processing center. During the quarter ended September 30, 2001, the Bank negotiated a reduction in fees charged by its outside data processor retroactive to the beginning of 2001. Accordingly, the full amount of the fee reduction for nine months was recorded during the quarter ended September 30, 2001. Merger related expenses of $307,000 associated with the proposed merger with Kearny, primarily legal and financial advisory costs, were recorded during the quarter ended September 30, 2002. There were no such expenses recorded in the comparable prior year period. Miscellaneous non-interest expenses increased $127,000, or 38.3%, to $459,000 during the three months ended September 30, 2002, from $332,000 during the prior year quarter. The increase in miscellaneous non-interest expenses was spread through a number of categories, the most significant of which were legal fees, advertising, insurance and audit and accounting fees.

     Income Taxes. Income tax expense totalled $356,000, or 50.5% of income before income taxes, during the three months ended September 30, 2002, as compared to $392,000, or 32.6% of income before income taxes, during the comparable 2001 period. Income before income taxes during the three months ended September 30, 2002, includes merger related expenses of $307,000, which are not deductible for income tax purposes. Income tax expense for the three months ended September 30, 2002, was 35.1% of income before income taxes and merger related expenses.

     On July 2, 2002, the State of New Jersey enacted changes in its corporate business tax law. Among these changes are two which significantly impact the
Bank: (a) an increase in the tax rate, from 3% to 9%, applicable to the Bank's pre-tax income and (b) the elimination of the previously permitted exclusion from pre-tax income of certain dividends received. These changes are retroactive to January 1, 2002. The effect of the tax law change, which included the cumulative effect thereof at the enactment date, was an increase in income tax expense of approximately $20,000 during the three months ended September 30, 2002. Such increase included, net of the effect of federal income taxes, the recording of additional current state taxes for the six months ended June 30, 2002, recording current state taxes at the new higher tax rate for the three months ended September 30, 2002, and a cumulative adjustment of state deferred tax assets.

     In regard to future periods, the aforementioned State of New Jersey tax law changes are expected to result in levels of net income approximately 6% lower than those determined under prior law.

Comparison of Operating Results for the Nine Months Ended September 30, 2002 and 2001

     Net Income. Net income decreased $313,000, or 13.5%, to $2.0 million for the nine months ended September 30, 2002, compared with $2.3 million for the same 2001 period. The decrease in net income during the 2002 period resulted primarily from increases in non-interest expenses and income taxes of $948,000 and $50,000, respectively, which were partially offset by increases in net interest income and non-interest income of $646,000 and $40,000, respectively.

     Interest Income. Total interest income decreased $1.0 million, or 0.8%, to $16.8 million for the nine months ended September 30, 2002, from $17.8 million for the same 2001 period. The decrease was the result of an 85 basis point decrease, to 6.08%, in yield, partially offset by a $25.4 million, or 7.1%, increase in average interest-earning assets between the periods. The decrease in yield was the result of lower market interest rates.

     Interest income on loans decreased by $873,000, or 9.3%, to $8.4 million during the nine months ended September 30, 2002, when compared with $9.3 million for the same 2001 period. The decrease during the 2002 period resulted from a decrease of $6.2 million, or 3.7%, in the average balance of loans outstanding, along with a 43 basis point decrease, to 6.98%, in the yield earned on the loan portfolio. The decreased yield is the result of lower rates obtained on originations as well as downward interest rate adjustments on the Bank's adjustable-rate mortgage loans. The decrease in average balance reflects increased loan repayment volume brought about by the lowest mortgage interest rate market in over thirty years.

     Interest on mortgage-backed securities, all of which are held-to-maturity, increased $469,000, or 7.6%, to $6.7 million during the nine months ended September 30, 2002, when compared with $6.2 million for the same 2001 period. The increase during the 2002 period resulted from an increase of $33.0 million, or 26.7%, in the average balance of mortgage-backed securities, partially offset by a decrease of 101 basis points, to 5.67%, in the yield earned thereon. The increased average balance is due to purchases of mortgage-backed securities exceeding repayments. The decreased yield is largely the result of lower yields available on purchased issues and downward interest rate adjustments on adjustable rate issues.

     Interest earned on investment securities, including both available-for-sale and held-to-maturity issues, decreased by $359,000, or 20.1%, to $1.4 million during the nine months ended September 30, 2002, when compared to $1.8 million during the same 2001 period, primarily due to decreases of $1.3 million, or 3.6%, in the average balance of such assets, and 113 basis points, to 5.47%, in the yield earned thereon. The reduced yield is reflective of the decline in market interest rates.

     Interest on other interest-earning assets decreased $238,000, or 48.4%, to $254,000 during the nine months ended September 30, 2002, as compared to $492,000 for the same 2001 period. The decrease was due to a 221 basis point decrease, to 2.21%, in yield, partially offset by an increase of $496,000, or 3.3%, in the average balance of such assets. The reduced yield is reflective of the decline in market interest rates.

     Interest Expense. Interest expense on deposits decreased $1.9 million, or 27.4%, to $5.1 million during the nine months ended September 30, 2002, when compared to $7.0 million during the same 2001 period. Such decrease was primarily attributable to a decrease of 125 basis points, to 2.99%, in the average cost of interest-bearing deposits, partially offset by a $6.4 million, or 2.9%, increase in the average balance thereof. The decrease in cost is due to lower interest rates paid on certificates of deposit, which averaged 3.71% for the nine months ended September 30, 2002, as compared to 5.42% for the same 2001 period. The average cost of non-certificate deposits was 1.75% for the nine months ended September 30, 2002, as compared to 1.85% for the same prior year period.

     Interest expense on borrowed money increased by $275,000, or 9.8%, to $3.1 million during the nine months ended September 30, 2002, when compared with $2.8 million during the same 2001 period, primarily due to a $17.5 million, or 26.3%, increase in average borrowings, which more than offset a 73 basis point decrease, to 4.87%, in the average cost of borrowed money. During the nine months ended September 30, 2002, the Bank repaid $2.2 million in long-term borrowings having an average interest rate of 6.14%. At September 30, 2002, and December 31, 2001, short-term borrowings totalled $25.0 million and $15.0 million, respectively, and carried an average rate of 2.57% and 2.86%, respectively.

     Net Interest Income. Net interest income increased $646,000, or 8.1%, to $8.7 million during the nine months ended September 30, 2002, when compared with $8.0 million for the same 2001 period. Such increase was due to a decrease in total interest expense of $1.65 million, which more than offset a decrease in total interest income of $1.00 million. The net interest rate spread increased to 2.58% in 2002 from 2.38% in 2001. The increase in the interest rate spread resulted from a decrease of 105 basis points, to 3.50%, in the cost of interest-bearing liabilities, which more than offset an 85 basis point decrease, to 6.08%, in the yield earned on interest-earning assets.

     Provision for Loan Losses. During the nine months ended September 30, 2002 and 2001, the Bank did not record a provision for loan losses as the existing balance of the allowance for loan losses was considered adequate. During the nine months ended September 30, 2002 and 2001, there were no loan charge-offs or recoveries. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 2002 and 2001, loans delinquent ninety days or more totalled $579,000 and $487,000, respectively, representing 0.38% and 0.27%, respectively, of total loans at each date. At September 30, 2002, the allowance for loan losses stood at $1.36 million, representing 0.89% of total loans and 236% of loans delinquent ninety days or more. At December 31, 2001, the allowance for loan losses stood at $1.36 million, representing 0.80% of total loans and 236% of loans delinquent ninety days or more. At September 30, 2001, the allowance for loan losses stood at $1.36 million, representing 0.76% of total loans and 280% of loans delinquent ninety days or more. The Bank monitors its loan portfolio on a continuing basis and intends to continue to provide for loan losses based on its ongoing review of the loan portfolio and general market conditions.

     Non-Interest Income. Non-interest income increased $40,000, or 8.1%, to $531,000 during the nine months ended September 30, 2002, from $491,000 during the same 2001 period. The 2001 amount includes a $45,000 gain on the sale of a security available for sale.

     Non-Interest Expenses. Non-interest expenses increased by $948,000, or 19.1%, to $5.9 million during the nine months ended September 30, 2002, when compared with $5.0 million during the same 2001 period. The primary components of the period increase were increases in salaries and employee benefits, merger related expenses and miscellaneous expenses of $409,000, $322,000, and $196,000, respectively. Salaries and employee benefits, the largest component of non-interest expenses, increased $409,000, or 15.1%, to $3.1 million during the nine months ended September 30, 2002, from $2.7 million during the prior year period, reflecting increased pension plan expense and the increased cost of stock-based compensation plans. The expenses related to the Company's stock-based compensation plans are based upon the average price of the Company's common stock, which was approximately $20.59 per share during the nine months ended September 30, 2002, as compared to approximately $11.65 per share during the nine months ended September 30, 2001. Merger related expenses of $322,000 associated with the proposed merger with Kearny, primarily legal and financial advisory costs, were recorded during the nine months ended September 30, 2002. There were no such expenses recorded in the comparable prior year period. Miscellaneous non-interest expenses increased $196,000, or 18.7%, to $1.2 million during the nine months ended September 30, 2002, from $1.0 million during the comparable prior year period. The increase in miscellaneous non-interest expenses was spread through a number of categories, the most significant of which were legal fees, advertising, insurance and audit and accounting fees.

     Income Taxes. Income tax expense totalled $1.26 million, or 38.5% of income before income taxes, during the nine months ended September 30, 2002, as compared to $1.21 million, or 34.2% of income before income taxes, during the comparable 2001 period. Income before income taxes during the nine months ended September 30, 2002, includes merger related expenses of $322,000, which are not deductible for income tax purposes. Income tax expense for the nine months ended September 30, 2002, was 35.0% of income before income taxes and merger related expenses. In addition, the effect of the State of New Jersey tax law change enacted in 2002, which included the cumulative effect thereof at the enactment date, was an increase in income tax expense of approximately $20,000 during the nine months ended September 30, 2002. Such increase included, net of the effect of federal income taxes, the recording of current state taxes for the nine months ended September 30, 2002, at the higher rate of 9% and a cumulative adjustment of state deferred tax assets.

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

     The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At September 30, 2002, cash and cash equivalents totalled $11.2 million, or 2.9% of total assets.

     The Company, through its Bank subsidiary, has other sources of liquidity if a need for additional funds arises, including FHLB borrowings. At September 30, 2002, the Bank had $84.7 million in borrowings outstanding from the FHLB. Depending on market conditions, the pricing of deposit products and FHLB borrowings, the Bank may continue to rely on FHLB borrowings to fund asset growth.

     At September 30, 2002, the Bank had commitments to originate and purchase loans and fund unused outstanding lines of credit and undisbursed proceeds of construction mortgages totalling $17.4 million and commitments to purchase securities totalling $21.9 million. The Bank anticipates that it will have sufficient funds available to meet its current commitments. Certificate accounts, including Individual Retirement Account accounts, which are scheduled to mature in less than one year from September 30, 2002, totalled $118.2 million. The Bank expects that substantially all of the maturing certificate accounts will be retained by the Bank.

     At September 30 , 2002, the Company had total equity, determined in accordance with accounting principles generally accepted in the United States of America, of $51.2 million, or 13.2% of total assets. At September 30, 2002, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $46.1 million, or 12.0% of total adjusted assets, which is above the required level of $5.8 million, or 1.5%; core capital of $46.1 million, or 12.0% of total adjusted assets, which is above the required level of $15.4 million, or 4.0%; and risk-based capital of $47.4 million, or 34.1% of risk-weighted assets, which is above the required level of $11.1 million, or 8.0%. An institution with a ratio of tangible capital to adjusted total assets of greater than or equal to 5.0% is considered to be "well-capitalized" pursuant to OTS regulations.


ITEM 3: CONTROLS AND PROCEDURES
        -----------------------

     (a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

     (b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                            WEST ESSEX BANCORP, INC.
                           PART II . OTHER INFORMATION
                               September 30, 2002


ITEM 1. Legal Proceedings
        -----------------

        Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, including a lawsuit filed by a former employee related to a claim filed by that employee under the Workers' Compensation Law of the State of New Jersey. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

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

        (b)  Reports on Form 8-K:

               On September 12, 2002, the Company filed a current report on Form 8-K to announce its merger agreement with Kearny Financial Corp. A copy of the press release announcing the merger and a copy of the merger agreement were included as exhibits to the Form 8-K.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      WEST ESSEX BANCORP, INC.


Date:   November 5, 2002              By: /s/ Leopold W. Montanaro
                                        -------------------------------------
                                              Leopold W. Montanaro
                                                Chairman of the Board, President
                                                and Chief Executive Officer
                                                 (principal executive officer)



Date:   November 5, 2002              By: /s/ Michael T. Sferrazza
                                        -------------------------------------
                                              Michael T. Sferrazza
                                                Vice President and Controller
                                                  (principal financial officer)

                                 CERTIFICATIONS
                                 --------------

I, Leopold W. Montanaro, certify, that:

     1. I have reviewed this quarterly report on Form 10-QSB of West Essex Bancorp, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:       November 5, 2002               /s/ Leopold W. Montanaro
                                           -------------------------------------
                                           Leopold W. Montanaro
                                           President and Chief Executive Officer
                                           (principal executive officer)

I, Michael T. Sferrazza, certify, that:

     1. I have reviewed this quarterly report on Form 10-QSB of West Essex Bancorp, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:       November 5, 2002                /s/ Michael T. Sferrazza
                                            ------------------------------------
                                            Michael T. Sferrazza
                                            Vice President and Controller
                                            (principal financial officer)