Form 10KSB
WEST ESSEX BANCORP INC
filed 2003-03-28
CIK 1063438

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

              Annual report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2002
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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. Yes |X| No |_|

      The issuer's revenues for its most recent fiscal year ended December 31, 2002 were $22,767,885.

      The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $55,174,708 based upon the last sales price of $35.10 as listed on The Nasdaq National Market for March 14, 2003. Solely for purposes of this calculation, the shares held by West Essex Bancorp, M.H.C. and the directors and officers of the registrant are deemed to be shares held by affiliates.

      The number of shares of common stock outstanding as of March 14, 2003 was:
4,890,733.

      Documents Incorporated by Reference: None.

      Transitional Small Business Disclosure Format: Yes |_| No |X|

                                      INDEX
                                                                            PAGE
                                     PART I

Item 1.    Description of Business.............................................2
Item 2.    Description of Property............................................36
Item 3.    Legal Proceedings..................................................36
Item 4.    Submission of Matters to a Vote of Security Holders ...............36

                                     PART II

Item 5.    Market for Common Equity and Related
           Stockholder Matters................................................36
Item 6.    Management's Discussion and Analysis or Plan of Operation..........36
Item 7.    Financial Statements...............................................45
Item 8.    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure..........................45

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act..................46
Item 10.   Executive Compensation.............................................47
Item 11.   Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters.................................51
Item 12.   Certain Relationships and Related Transactions.....................53
Item 13.   Exhibits and Reports on Form 8-K...................................53
Item 14.   Controls and Procedures............................................55

SIGNATURES

CERTIFICATIONS

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

Item 1. Description of Business.

General

      West Essex Bancorp, Inc. (the "Company") became the federally chartered stock holding company for West Essex Bank (the "Bank"), a federally chartered stock savings bank on October 2, 1998 in connection with the conversion of the Bank from the mutual to stock form and reorganization of the Bank into a mutual holding company structure ("Reorganization"). In connection with the Reorganization, West Essex Bancorp, M.H.C. (the "MHC") was organized and became a majority holder of the Company's outstanding common stock. The Company, the Bank and the MHC are regulated by the Office of Thrift Supervision (the "OTS"). The Bank is a federally chartered savings bank and is wholly-owned by the Company. The Company is a savings and loan holding company and is subject to regulation by the OTS, the Federal Deposit Insurance Corporation ("the FDIC") and the Securities and Exchange Commission (the "SEC"). Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Bank. Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Bank. At December 31, 2002, the Company had total assets of $392.6 million, total deposits of $255.1 million and total stockholders' equity of $51.5 million.

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

      The Company's and Bank's executive offices are located at 417 Bloomfield Avenue, Caldwell, New Jersey 07006. The telephone number is (973) 226-7911.

Merger

      On September 11, 2002, Kearny Financial Corp. ("Kearny") and the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"). Kearny is the parent company of Kearny Federal Savings Bank, a federally-chartered savings bank, and is a federally-chartered mid-tier holding company and wholly-owned subsidiary of Kearny MHC, a federally-chartered mutual holding company.

      Pursuant to the Agreement, the mutual holding company structure of the MHC will be eliminated and West Essex Bank will ultimately merge with and into Kearny Federal Savings Bank. The stockholders of the Company other than the MHC (the "Public Stockholders") will receive $35.10 in cash in exchange for each share of common stock. On February 14, 2003, at a special meeting of stockholders, the Company's stockholders approved the pending merger with Kearny.

      The transaction is subject to several conditions, including the receipt of regulatory approvals. In connection with the transaction, Kearny Federal Savings Bank will appoint Mr. Leopold W. Montanaro, Chairman, President and Chief Executive Officer of the Company to its board of directors and will establish a West Essex Advisory Board of Directors, which will include all the remaining directors of West Essex Bank. The depositors of West Essex Bank will become depositors of Kearny Federal Savings Bank

Market Area and Competition

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

                                                                        At December 31,
                                             ----------------------------------------------------------------------
                                                     2002                    2001                    2000
                                             ---------------------   ---------------------   ---------------------
                                                         Percent                 Percent                 Percent
                                              Amount     of Total     Amount     of Total     Amount     of Total
                                             --------   ----------   --------   ----------   --------   ----------

Mortgage Loans:
  Residential:
     One- to four-family ................    $102,049      72.74%    $125,313      73.72%    $125,933      74.40%
     Multi-family .......................       1,892       1.34        3,515       2.07        1,804       1.07
     Home equity loans and lines ........      19,742      13.98       16,919       9.95       16,663       9.84
  Commercial real estate ................      13,884       9.83       14,167       8.33       13,522       7.99
  Construction and development ..........       3,289       2.33        9,524       5.60       10,587       6.25
                                             --------     ------     --------     ------     --------     ------
        Total mortgage loans ............     140,856      99.72      169,438      99.67      168,509      99.55
                                             --------     ------     --------     ------     --------     ------
Commercial loans ........................          24       0.02           30       0.02           35       0.02
                                             --------     ------     --------     ------     --------     ------
Consumer Loans:
     Passbook or certificate ............         231       0.16          298       0.18          454       0.27
     Other ..............................         146       0.10          224       0.13          267       0.16
                                             --------     ------     --------     ------     --------     ------
        Total consumer loans ............         377       0.26          522       0.31          721       0.43
                                             --------     ------     --------     ------     --------     ------
  Total loans receivable ................     141,257     100.00%     169,990     100.00%     169,265     100.00%
                                                          ======                  ======                  ======
  Less:
     Construction loans in process ......      (1,799)                 (3,078)                 (4,219)
     Allowance for loan losses ..........      (1,363)                 (1,363)                 (1,363)
     Deferred loan fees, net ............         364                     387                     355
                                             --------                --------                --------
  Loans receivable, net .................    $138,459                $165,936                $164,038
                                             ========                ========                ========


                                                            At December 31,
                                             ---------------------------------------------
                                                     1999                    1998
                                             ---------------------   ---------------------
                                                         Percent                 Percent
                                              Amount     of Total     Amount     of Total
                                             --------   ----------   --------   ----------

Mortgage Loans:
  Residential:
     One- to four-family ................    $122,680      78.54%    $114,690      80.20%
     Multi-family .......................       1,693       1.08        1,943       1.36
     Home equity loans and lines ........      14,382       9.21        9,631       6.73
  Commercial real estate ................      12,965       8.30       11,589       8.11
  Construction and development ..........       3,819       2.45        4,394       3.07
                                             --------     ------     --------     ------
        Total mortgage loans ............     155,539      99.58      142,247      99.47
                                             --------     ------     --------     ------
Commercial loans ........................          40       0.02           49       0.04
                                             --------     ------     --------     ------
Consumer Loans:
     Passbook or certificate ............         341       0.22          401       0.28
     Other ..............................         276       0.18          305       0.21
                                             --------     ------     --------     ------
        Total consumer loans ............         617       0.40          706       0.49
                                             --------     ------     --------     ------
  Total loans receivable ................     156,196     100.00%     143,002     100.00%
                                                          ======                  ======
  Less:
     Construction loans in process ......      (1,886)                 (1,311)
     Allowance for loan losses ..........      (1,400)                 (1,717)
     Deferred loan fees, net ............         366                     298
                                             --------                --------
  Loans receivable, net .................    $153,276                $140,272
                                             ========                ========


      Loan Maturity. The following table shows the remaining contractual maturity of the Bank's loans at December 31, 2002. The table does not include the effect of future principal repayments or prepayments.

                                                                             At December 31, 2002
                                            ----------------------------------------------------------------------------------------
                                             One- to               Equity   Commercial  Construction
                                              Four-     Multi-   Loans and     Real         and                             Total
                                             Family     Family     Lines      Estate    Development  Commercial Consumer    Loans
                                            --------   --------  ---------- ----------  ------------ ---------- --------   --------
                                                                                (In thousands)
Amounts due:
  One year or less .......................  $    255   $     30   $    292   $    212     $  2,920    $     --  $    219   $  3,928
                                            --------   --------   --------   --------     --------    --------  --------   --------
  After one year:
    More than one year to three years ....       575        252         44         --          369          --        36      1,676
    More than three years to five years ..       486         --      3,330        776           --          --        --      4,592
    More than five years to ten years ....     3,775        811      5,173      3,540           --          --        47     13,346
    More than 10 years to 20 years .......    28,657        363     10,503      8,932           --          24        75     48,554
    More than 20 years ...................    68,301        436         --        424           --          --        --     69,161
                                            --------   --------   --------   --------     --------    --------  --------   --------
  Total due after one year ...............   101,794      1,862     19,450     13,672          369          24       158    137,329
                                            --------   --------   --------   --------     --------    --------  --------   --------
  Total due ..............................   102,049      1,892     19,742     13,884        3,289          24       377    141,257
       Less:
         Loans in process ................        --         --         --         --       (1,799)         --        --     (1,799)
         Deferred loan (fees) costs ......       303         --         26         42           (7)         --        --        364
         Allowance for loan losses .......      (752)       (38)      (215)      (232)        (117)         --        (9)    (1,363)
                                            --------   --------   --------   --------     --------    --------  --------   --------
    Loans receivable, net ................  $101,600   $  1,854   $ 19,553   $ 13,694     $  1,366    $     24  $    368   $138,459
                                            ========   ========   ========   ========     ========    ========  ========   ========

      The following table sets forth, at December 31, 2002, the dollar amount of loans contractually due after December 31, 2003, and whether such loans have fixed interest rates or adjustable interest rates.

                                                Due After December 31, 2003
                                             Fixed      Adjustable      Total
                                            --------    ----------    ---------
                                                      (In thousands)
Mortgage loans:
   One- to four-family ...............      $ 78,709     $ 23,085     $101,794
   Multi-family ......................         1,862           --        1,862
   Equity loans and lines ............        14,380        5,070       19,450
   Commercial real estate ............        11,506        2,166       13,672
   Construction and development ......           369           --          369
                                            --------     --------     --------
      Total mortgage loans ...........       106,826       30,321      137,147
Commercial loans .....................            24           --           24
Consumer loans .......................           111           47          158
                                            --------     --------     --------
         Total loans .................      $106,961     $ 30,368     $137,329
                                            ========     ========     ========

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

      Based upon the Bank's investment needs and market opportunities, the Bank has, on occasion, participated in loans, primarily multi-family loans through the Thrift Institutions Community Investment Corporation of New Jersey ("TICIC"). At December 31, 2002, the Bank had 12 loan participations through TICIC totaling $2.4 million. The Bank has in its loan portfolio loans generated by third-party mortgage companies which were underwritten pursuant to the Bank's policies, and closed in the name of the Bank.

      The following table sets forth the Bank's loan originations, purchases, and principal repayments for the periods indicated. The Bank sold no loans during the periods indicated.

                                                     For the Years Ended
                                                         December 31,
                                              ---------------------------------
                                                 2002        2001        2000
                                              ---------   ---------   ---------

Beginning balance ..........................  $ 169,990   $ 169,265   $ 156,196
                                              ---------   ---------   ---------
  Loans purchased:
     One- to four-family mortgage ..........         --       1,944       3,297
     Multi-family mortgage .................         --          80         235
     Construction and land development .....          5         892       1,525
                                              ---------   ---------   ---------
        Total ..............................          5       2,916       5,057
                                              ---------   ---------   ---------
  Loans originated:
     Mortgage  loans:
        One- to four-family ................     33,393      26,766      13,875
        Multi-family .......................        180          --          --
        Home equity lines ..................      9,839       4,467       7,070
        Commercial real estate .............      1,395       2,272       2,055
        Construction and land development ..      5,404       5,296       6,526
                                              ---------   ---------   ---------
              Total mortgage loans .........     50,211      38,801      29,526
                                              ---------   ---------   ---------
     Consumer loans:
        Passbook loans .....................      1,058         541         621
        Automobile .........................         --          21         107
        Credit lines .......................         32          84         161
                                              ---------   ---------   ---------
              Total consumer loans .........      1,090         646         889
                                              ---------   ---------   ---------
              Total originations ...........     51,301      39,447      30,415
                                              ---------   ---------   ---------
  Loans transferred to real estate owned ...         --          --        (165)
                                              ---------   ---------   ---------
     Principal repayments and other, net ...    (80,038)    (41,638)    (21,349)
                                              ---------   ---------   ---------
 Ending balance ............................  $ 141,258   $ 169,990   $ 169,265
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

      Home Equity Loans. The Bank offers fixed-rate home equity loans and floating rate home equity lines of credit in amounts of up to $200,000. Loans in excess of $200,000 may be made at the discretion of the Chief Lending Officer. Home equity loans have fixed rates of interest with terms of up to 20 years. Interest rates on such loans will vary depending on the amortization period chosen by the borrowers. Home equity lines of credit have adjustable-rates of interest, which may adjust on a monthly basis. The adjustable- rate of interest charged on such loans is indexed to the prime rate as published in The Wall Street Journal. Currently, home equity lines of credit originated at this time bear a maximum lifetime interest rate cap of 14%. The maximum combined loan-to-value ("LTV") ratio on home equity loans and equity lines of credit is 70%; however, this policy provides that management has the discretion to make such real estate loans in excess of 70%. The underwriting standards employed by the Bank for home equity loans and lines of credit include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration. The Bank's home equity loans and lines of credit are secured by first or second liens on one- to four-family residences and condominiums located in the Bank's primary market area.

      Commercial Real Estate and Multi-Family Lending. The Bank also originates multi-family and commercial real estate loans that are generally secured by five or more apartment units and properties used for business purposes such as small shopping centers located in northern New Jersey. The Bank's multi- family and commercial real estate underwriting policy provides that such real estate loans may be made in amounts up to 65% of the appraised value of the property; however, this policy provides that management has the discretion to make such real estate loans in excess of 65% of the appraised value of the property. The Bank's multi-family and commercial real estate lending is limited by the regulatory loans-to-one borrower limit which at December 31, 2002 was $7.2 million. The Bank currently originates multi-family and commercial real estate loans, generally with terms of up to 20 years and has developed a variety of programs, including balloon-type and adjustable mortgages, indexed to the FHLB advance rate, the Prime Rate and the U.S. Treasury Bill rate. The Bank's multi-family and commercial real estate loans have fixed or adjustable rates of interest that adjust periodically and are indexed to either the prime rate as published in The Wall Street Journal or the U.S. Treasury Bill. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.15. In addition, environmental impact surveys may be required for multi-family and commercial real estate loans. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. The Bank may not require a personal guarantee on such loans depending on the creditworthiness of the borrower and the amount of the downpayment and other mitigating circumstances.

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

      Consumer Lending. Consumer loans at December 31, 2002 consisted primarily of $231,000 in loans secured by deposit accounts. Such loans are generally originated in the Bank's primary market area. These loans are generally shorter term and have higher interest rates than one- to four-family mortgage loans.

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

      Commercial Lending. At December 31, 2002, the Bank had $24,000 in commercial loans.

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

      The Board reviews classified assets reports prepared by management and classifies its assets on a quarterly basis. The Bank classifies assets in accordance with the management guidelines described above. At December 31, 2002, the Bank had $719,000, or 0.18% of total assets, of assets designated as "Substandard," consisting of 2 one- to four-family mortgage loans, totaling $196,000, and 3 multi-family mortgage loans totaling $523,000. At December 31, 2002, the largest loan designated as "Substandard" had a carrying balance of $250,000, and was a multi-family mortgage loan. At December 31, 2002, a $716,000 portion of a trust preferred security issued by MBNA was classified as "doubtful."

      The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated.

                                              At December 31, 2002                      At December 31, 2001
                                   -----------------------------------------  -----------------------------------------
                                        60-89 Days         90 Days or More        60-89 Days          90 Days or More
                                   -------------------   -------------------  -------------------   -------------------
                                             Principal             Principal            Principal             Principal
                                    Number    Balance     Number    Balance    Number    Balance     Number    Balance
                                   of Loans   of Loans   of Loans   of Loans  of Loans   of Loans   of Loans   of Loans
                                   --------  ---------   --------  ---------  --------  ---------   --------  ---------
                                                                  (Dollars in thousands)
Loans:
   Residential Mortgage ........        5      $ 459          9      $ 839         15      $1,127         6      $ 575
   Commercial Mortgage .........       --         --         --         --          1         35         --         --
   Construction and land
      development ..............       --         --         --         --         --         --         --         --
   Consumer loans ..............       --         --          5          3         --         --          5          3
                                    -----      -----      -----      -----      -----      ------     -----      -----
      Total loans ..............        5      $ 459         14      $ 842         16      $1,162        11      $ 578
                                    =====      =====      =====      =====      =====      ======     =====      =====
Delinquent loans to total
    loans ......................     0.39%      0.33%      1.09%      0.60%      1.11%       0.68%     0.76%      0.34%
                                    =====      =====      =====      =====      =====      ======     =====      =====

                                             At December 31, 2000
                                   -----------------------------------------
                                        60-89 Days         90 Days or More
                                   -------------------   -------------------
                                             Principal             Principal
                                    Number    Balance     Number    Balance
                                   of Loans   of Loans   of Loans   of Loans
                                   --------  ---------   --------  ---------
                                            (Dollars in thousands)
Loans:
   Residential Mortgage ........        5      $ 443          3      $ 109
   Commercial Mortgage .........       --         --         --         --
   Construction and land
      development ..............       --         --         --         --
   Consumer loans ..............        1         14          3          2
                                    -----      -----      -----      -----
      Total loans ..............        6      $ 457          6      $ 111
                                    =====      =====      =====      =====
Delinquent loans to total
  loans ........................     0.40%      0.27%      0.40%      0.07%
                                    =====      =====      =====      =====

      Non-Performing Assets and Impaired Loans. The following table sets forth information regarding nonaccrual loans and REO. At December 31, 2002, REO totaled $209,000 and consisted of 2 properties owned by the Company which are being held for possible future use in operations. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due and to fully reserve for all previously accrued interest. For the years ended December 31, 2002 and 2001, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $25,000 and $25,000, respectively. At December 31, 2002, one multi-family loan of $229,000 was classified as impaired. During the year ended December 31, 2002, no income was recorded on this loan. At December 31, 2001 and during the year ended December 31, 2001, there were no loans classified as impaired.

                                                               At December 31,
                                                ----------------------------------------------
                                                 2002      2001      2000      1999      1998
                                                ------    ------    ------    ------    ------
                                                            (Dollars in thousands)
Nonaccrual loans:
   Residential Mortgages ....................   $  834    $  575    $  109    $  792    $1,201
   Commercial Mortgages .....................       --        --        --        --       158
   Construction and land development ........       --        --        --        --       725
   Consumer .................................        3         3        --        --        --
                                                ------    ------    ------    ------    ------
      Total nonaccrual loans ................      837       578       109       792     2,084
                                                ------    ------    ------    ------    ------

Delinquent 90 or more days and accruing:
   Residential mortgage .....................        5        --        --        --        --
   Consumer .................................       --        --         2        --        --
                                                ------    ------    ------    ------    ------
                                                     5        --         2        --        --
                                                ------    ------    ------    ------    ------

Restructured loans:
   Residential Mortgages ....................       --        --        90        92        94
                                                ------    ------    ------    ------    ------
      Total non-performing loans ............      842       578       201       884     2,188
Real estate owned, net(1) ...................      209       209       602       900       582
                                                ------    ------    ------    ------    ------
      Total non-performing assets ...........   $1,051    $  787    $  803    $1,784    $2,770
                                                ======    ======    ======    ======    ======

Non-performing loans as a
   percent of total loans(2) ................     0.60%     0.34%     0.12%     0.57%     1.46%
                                                ======    ======    ======    ======    ======
Non-performing assets as

   a percent of total assets(3) .............     0.27%     0.21%     0.22%     0.51%     0.84%
                                                ======    ======    ======    ======    ======

------------------------------------
(1) REO balances are shown net of related valuation allowances. At all period ends, REO includes $209,000 of property that is not considered substandard.
(2) Non-performing loans consist of all loans 90 days or more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.
(3)   Non-performing assets consist of non-performing loans and REO.


     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 2002 and 2001, the Bank's allowance for loan losses was 0.97% and 0.80%, respectively, of total loans receivable and 162.8% and 235.8%, respectively, of nonaccrual loans. The Bank had non-accrual loans of $837,000 and $578,000 at December 31, 2002 and 2001, respectively. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

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

      The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the following table.

                                                       At or For the Years Ended December 31,
                                                ---------------------------------------------------
                                                  2002       2001       2000       1999       1998
                                                -------    -------    -------    -------    -------
                                                                   (Dollars in thousands)

Balance at beginning of period ..............   $ 1,363    $ 1,363    $ 1,400    $ 1,717    $ 1,885
                                                -------    -------    -------    -------    -------
Provision for (recapture of) loan losses ....        --         --         --         --       (131)
                                                -------    -------    -------    -------    -------
Charge-offs:
   Mortgage loans:
        One- to four-family .................        --         --         37         --         37
        Multi-family ........................        --         --         --         --         --
   Commercial real estate ...................        --         --         --         --         --
   Construction and land development ........        --         --         --        317         --
                                                -------    -------    -------    -------    -------
        Total mortgage loans ................        --         --         37        317         37
                                                -------    -------    -------    -------    -------
Recoveries:
   Construction and land development ........        --         --         --         --         --
                                                -------    -------    -------    -------    -------
Balance at end of period ....................   $ 1,363    $ 1,363    $ 1,363    $ 1,400    $ 1,717
                                                =======    =======    =======    =======    =======
Ratio of net charge-offs during
  the period to average gross loans
  during the period .........................      0.00%      0.00%      0.02%      0.21%      0.03%
                                                =======    =======    =======    =======    =======
Allowance for loan losses as a
   percent of total loans ...................      0.97%      0.80%      0.81%      0.90%      1.20%
                                                =======    =======    =======    =======    =======
Allowance for loan losses as a
   percent of non-performing loans ..........    161.85%    235.82%    677.75%    158.37%     78.47%
                                                =======    =======    =======    =======    =======

      The following tables set forth the Bank's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.

                                                  At December 31, 2002
                                         ---------------------------------------
                                                     Percent of    Percent of
                                                     Allowance      Loans in
                                                      to Total    Each Category
                                         Amount      Allowance    to Total Loans
                                         ------      ---------    --------------
                                                (Dollars in thousands)
Mortgage loans:
  Residential .........................  $  655         48.05%        87.56%
  Commercial real estate ..............     151         11.08          9.83
  Construction and land development ...      76          5.58          2.33
                                         ------        ------        ------
    Total mortgage loans ..............     882         64.71         99.72
Commercial loans ......................      --            --          0.02
Consumer loans ........................       6          0.44          0.26
                                         ------        ------        ------
                                            888         65.15        100.00%
                                                                     ======
Unallocated ...........................     475         34.85
                                         ------        ------
     Total allowance for loan losses ..  $1,363        100.00%
                                         ======        ======

                                                            At December 31,
                                   ---------------------------------------------------------------------
                                                2001                                2000
                                   --------------------------------   --------------------------------
                                                         Percent of                         Percent of
                                                          Loans in                           Loans in
                                            Percent of      Each               Percent of      Each
                                            Allowance     Category             Allowance     Category
                                             to Total     to Total              to Total     to Total
                                   Amount   Allowance       Loans     Amount   Allowance       Loans
                                   ------   ----------   ---------    ------   ----------   ---------
                                                         (Dollars in thousands)
Mortgage loans:
    Residential ..............     $  786      57.67%      85.74      $  694      50.92%      85.31%
    Commercial real
      estate .................        145      10.64        8.33         149      10.93        7.99
    Construction and
       land development ......        156      11.44        5.60         129       9.46        6.25
                                   ------     ------      ------      ------     ------      ------
        Total mortgage
          loans ..............      1,087      79.75       99.67         972      71.31       99.55
Commercial loans .............         --         --        0.02          --         --        0.02
Consumer loans ...............          3       0.22       0. 31           5       0.37        0.43
                                   ------     ------      ------      ------     ------      ------
                                    1,090      79.97      100.00%        977      71.68      100.00%
                                                          ======                             ======
Unallocated ..................        273      20.03                     386      28.32
                                   ------     ------                  ------     ------
    Total ....................     $1,363     100.00%                 $1,363     100.00%
                                   ======     ======                  ======     ======


                                                            At December 31,
                                   ------------------------------------------------------------------
                                                1999                               1998
                                   -------------------------------    -------------------------------
                                                         Percent of                         Percent of
                                                          Loans in                           Loans in
                                            Percent of      Each               Percent of      Each
                                            Allowance     Category             Allowance     Category
                                             to Total     to Total              to Total     to Total
                                   Amount   Allowance       Loans     Amount   Allowance       Loans
                                   ------   ----------   ---------    ------   ----------   ---------
                                                        (Dollars in thousands)
Mortgage loans:
    Residential ..............     $  735      52.50%      88.83%     $  763      44.44%      88.29%
    Commercial real
      estate .................        141      10.07        8.30         122       7.11        8.11
    Construction and
       land development ......         46       3.29        2.45         418      24.34        3.07
                                   ------     ------      ------      ------     ------      ------
        Total mortgage
          loans ..............        922      65.86       99.58       1,303      75.89       99.47
Commercial loans .............         --         --        0.02          --         --        0.04
Consumer loans ...............          6       0.43        0.40           6       0.35        0.49
                                   ------     ------      ------      ------     ------      ------
                                      928      66.29      100.00%      1,309      76.24      100.00%
                                                          ======                             ======
Unallocated ..................        472      33.71                     408      23.76
                                   ------     ------                  ------     ------
    Total ....................     $1,400     100.00%                 $1,717     100.00%
                                   ======     ======                  ======     ======

      Real Estate Owned. At December 31, 2002, the Company had $209,000 of real estate owned consisting of 2 properties, neither of which were acquired through foreclosure. When a property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, a specific valuation allowance is provided via a charge to operations for the diminution in value. It is the policy of the Company and the Bank to have obtained an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure, to require appraisals on a periodic basis on foreclosed properties and to conduct inspections on foreclosed properties.

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

      At December 31, 2002, the Company had $210.2 million in securities, consisting primarily of mortgage-backed securities, U.S. Government and agency obligations, trust preferred securities and municipal obligations. SFAS No. 115 requires the Company to designate its securities as held-to-maturity, available-for-sale or trading depending on the Company's intent regarding its investments. The Company does not currently maintain a trading portfolio of securities.

      Mortgage-Backed Securities. The Company purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) reduce its credit risk as a result of the guarantee provided by FHLMC, FNMA and GNMA; (iii) utilize these securities as collateral for borrowings; and (iv) increase the liquidity of the Company. The Company has primarily invested in mortgage-backed securities issued or sponsored by FNMA, FHLMC and GNMA and private issuers. The mortgage-backed securities portfolio had coupon rates ranging from 2.375% to 15.00% and had a weighted average yield of 5.14% at December 31, 2002.

      Mortgage-backed securities are created by the pooling of mortgages and issuance of a security with an interest rate which is less than the interest rate on the underlying mortgage. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Company focuses its investments on mortgage-backed securities backed by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including FNMA, FHLMC and GNMA) pool and resell the participation interests in the form of securities to investors such as the Company and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of loan servicing and payment guarantees. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Company. Investments in mortgage-backed securities involve a risk that actual prepayments will differ from estimated prepayments used in pricing the security at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. The Company estimates prepayments for its mortgage-backed securities at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the mortgage-backed securities at issue and current mortgage interest rates and to determine the yield and estimated maturity of its mortgage-backed security portfolio. Of the Company's $182.0 million mortgage-backed securities portfolio at December 31, 2002, $8.6 million with a weighted average yield of 3.87% had contractual maturities within five years and $173.4 million with a weighted average yield of 5.20% had contractual maturities over five years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company's mortgage-backed securities prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

      U.S. Government and Agency Obligations and Obligations of States and Municipalities. At December 31, 2002, the U.S. Government and Agency securities portfolio totaled $14.9 million, or 3.8% of total assets, all of which were classified as held-to-maturity. In addition, the Company held $3.3 million in obligations of New Jersey municipal subdivisions.

     Trust Preferred Securities. At December 31, 2002, the investment portfolio included $10.0 million, or 2.5% of total assets, in trust preferred securities, all of which were purchased in 1998. Trust preferred securities are non-perpetual cumulative preferred stock issued by a wholly owned subsidiary of a bank and are classified as debt securities under generally accepted accounting principles. Securities of this nature are permissible investments for banks and thrifts provided they are of investment grade quality and are rated as such by any of the top rating services. Before purchasing these investments, the Bank researched extensively the permissibility and suitability of these investments and whether they had a place on the balance sheet of the Bank. The Bank's policy as approved by the Board of Directors allows for the purchase of investments which are considered investment grade and are permissible investments under OTS regulations. Securities considered investment grade must be rated in one of the four highest categories by a nationally recognized statistical rating agency. Additionally, the Board's policy limits these type of investments to a maximum aggregate dollar amount of $10,000,000. The Bank's conclusion was that these investments had a place on the balance sheet and, during 1998, $10.0 million of trust preferred security investments in five of the most well known large commercial banks in the eastern United States were made. In addition to $9.0 million of such securities owned by the Bank, the Company owns one trust preferred security which is carried at $1.0 million.

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

      The $10.0 million in trust preferred securities is a combination of $6.9 million in floating rate (spread to Libor) investments and $3.1 million in fixed rate investments. The adjustable investments offer quarterly interest adjustments, uncapped coupons and call protection unavailable in most other types of adjustable investments. The fixed rate investments offer yield for the balance sheet and presented a cost of funds spread which was unavailable in other types of alternative investments. These investments present the normal type of risk to the Company and the Bank that is associated with other forms of marketable debt securities. These include credit risk, which is associated with the underlying creditworthiness of the issuer, liquidity risk, which is associated with the ability to dispose of a security in a reasonable time period at a reasonable price, and call risk, which is associated with these securities having call provisions after 10 years.

      The following table sets forth certain information regarding the amortized cost and fair value of securities at the dates indicated.

                                                                              At December 31,
                                                   --------------------------------------------------------------------
                                                           2002                    2001                    2000
                                                   --------------------    --------------------    --------------------
                                                   Amortized     Fair      Amortized     Fair      Amortized     Fair
                                                     Cost        Value       Cost        Value       Cost        Value
                                                   ---------    -------    ---------    -------    ---------    -------
                                                                              (In thousands)
Investment securities available-for-sale(1):
   U.S. Government and Agency
        obligations ............................    $    --     $    --     $    --     $    --     $ 2,999     $ 2,994
                                                    -------     -------     -------     -------     -------     -------
Investment securities held-to-maturity (1):
   U.S. Government and
      Agency obligations .......................     14,930      15,163      22,600      22,342      31,155      30,577
   Trust preferred securities ..................      9,980       8,852       9,985       8,457       9,989       8,768
   Obligations of states and
     municipal subdivisions ....................      3,259       3,327         584         576         584         580
                                                    -------     -------     -------     -------     -------     -------
                                                     28,169      27,342      33,169      31,375      41,728      39,925
                                                    -------     -------     -------     -------     -------     -------
Federal Home Loan Bank of
   New York stock (2) ..........................      4,228       4,228       3,843       3,843       3,558       3,558
                                                    -------     -------     -------     -------     -------     -------
      Total ....................................    $32,397     $31,570     $37,012     $35,218     $48,285     $46,477
                                                    =======     =======     =======     =======     =======     =======

----------------------------------------
(1) Available-for-sale securities are carried at fair value while held-to-maturity securities are carried at amortized cost.
(2) Investment is required by regulation. As the security is not readily marketable, its cost approximates fair value.


      The following table sets forth investment securities activities for the periods indicated.

                                                                   At December 31,
                                                           --------------------------------
                                                             2002        2001        2000
                                                           --------    --------    --------
                                                                    (In thousands)
Investment securities:
Investment securities, beginning of period(1) ..........   $ 33,169    $ 44,722    $ 44,506
                                                           --------    --------    --------
Purchases:
   Investment securities-held-to-maturity ..............     15,672      14,000          --
   Investment securities-available-for-sale ............         --          --          --
Calls:
   Investment securities-held-to-maturity ..............    (21,000)    (22,848)         --
   Investment securities-available-for-sale ............         --      (1,000)         --
Maturities:
   Investment securities-held-to-maturity ..............         --          --        (150)
   Investment securities-available-for-sale ............         --          --          --
Sales:
   Investment securities-held-to-maturity ..............         --          --          --
   Investment securities-available-for-sale ............         --      (2,000)         --
Amortization of premiums and discounts .................        328         290         297
Unrealized gain ........................................         --           5          69
                                                           --------    --------    --------
   Net (decrease) increase in investment securities ....     (5,000)    (11,553)        216
                                                           --------    --------    --------
Investment securities, end of period ...................   $ 28,169    $ 33,169    $ 44,722
                                                           ========    ========    ========

----------
(1)   Includes investment securities available-for-sale.

      The following table sets forth certain information regarding the amortized cost and fair values of the Company's mortgage-backed securities, all of which are held-to-maturity, at the dates indicated.

                                                                         At December 31,
                                 ----------------------------------------------------------------------------------------------
                                              2002                            2001                            2000
                                 ------------------------------  ------------------------------  ------------------------------
                                             Percent                         Percent                         Percent
                                 Amortized      of       Fair    Amortized      of       Fair    Amortized      of       Fair
                                   Cost      Total(1)    Value     Cost      Total(1)    Value     Cost      Total(1)    Value
                                 ---------   --------   -------  ---------   --------   -------  ---------   --------   -------
                                                                  (Dollars in thousands)
By Issuer:
   GNMA .......................   $ 72,662    39.92%   $ 74,249   $ 56,909    41.44%   $ 57,689   $ 56,873    43.54%   $ 57,226
   FHLMC ......................     45,305    24.89      46,838     29,269    21.31      30,025     31,052    23.77      31,176
   FNMA .......................     55,595    30.54      57,155     27,132    19.76      27,108     17,243    13.20      17,259
   Other ......................      8,467     4.65       8,638     24,018    17.49      24,513     25,460    19.49      24,524
                                  --------   ------    --------   --------   ------    --------   --------   ------    --------
      Total mortgage-backed
         securities (1)(2) ....   $182,029   100.00%   $186,880   $137,328   100.00%   $139,335   $130,628   100.00%   $130,185
                                  ========   ======    ========   ========   ======    ========   ========   ======    ========
By Coupon Type:
   Adjustable-rate ............   $ 91,202    50.10%   $ 93,175   $ 71,991    52.42%   $ 72,973   $ 78,092    59.78%   $ 78,446
   Fixed-rate .................     90,827    49.90      93,705     65,337    47.58      66,362     52,536    40.22      51,739
                                  --------   ------    --------   --------   ------    --------   --------   ------    --------
      Total mortgage-backed
         securities (1)(2) ....   $182,029   100.00%   $186,880   $137,328   100.00%   $139,335   $130,628   100.00%   $130,185
                                  ========   ======    ========   ========   ======    ========   ========   ======    ========

----------
(1)   Based on amortized cost.
(2) Includes net unamortized (discounts) premiums of $729, $106 and $(35) at December 31, 2002, 2001 and 2000, respectively.


      The following table sets forth the Company's mortgage-backed securities activities for the periods indicated.

                                                     For the Years
                                                   Ended December 31,
                                            --------------------------------
                                              2002        2001        2000
                                            --------    --------    --------
                                                     (In thousands)

Beginning balance .......................   $137,328    $130,628    $121,223
   Purchases ............................     99,642      47,112      32,016
   Principal repayments .................    (54,908)    (40,383)    (22,699)
   Net amortization and accretion of
      discounts and premiums ............        (33)        (29)        (88)
                                            --------    --------    --------
Ending balance ..........................   $182,029    $137,328    $130,628
                                            ========    ========    ========

      The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of investment securities available-for-sale and held-to-maturity and mortgage-backed securities held-to-maturity as of December 31, 2002.

                                                                   At December 31, 2002
                                               ----------------------------------------------------------------
                                                                      More than One         More than Five
                                                 One Year or Less   Year to Five Years    Years to Ten Years
                                               -------------------  -------------------   -------------------
                                                          Weighted             Weighted              Weighted
                                               Carrying   Average   Carrying   Average    Carrying   Average
                                                Value      Yield     Value      Yield      Value      Yield
                                               --------   --------  --------   --------   --------   --------
                                                                  (Dollars in thousands)
Investment securities held-to-maturity:
    U.S. Treasury and Government
       agency obligations ...................    $  --        --%    $8,000      3.53%     $ 2,493      6.41%
    Municipal obligations (1) ...............       --        --         --        --          866      5.19
    Trust preferred securities ..............       --        --         --        --           --        --
                                                 -----               ------                -------
      Total investment securities held
        to maturity .........................       --        --     $8,000      3.53      $ 3,359      6.10
                                                 =====               ======                =======
Mortgage-backed securities held-to-
maturity:
    Adjustable-rate:
      GNMA ..................................       --        --     $   --        -%      $    --        -%
      FHLMC .................................       --        --         --        --           --        --
      FNMA ..................................       --        --         --        --           --        --
      Other .................................       --        --         --        --           --        --
                                                 -----               ------                -------
            Total ...........................       --        --         --        --           --        --
                                                 -----               ------                -------
    Fixed-rate:
      GNMA ..................................       --        --        481      7.86        2,104      7.60
      FHLMC .................................       --        --      7,930      3.56        6,828      6.00
      FNMA ..................................       --        --        185      7.00       10,322      5.26
      Other .................................       --        --         --        --            3     11.00
                                                 -----               ------                -------
            Total ...........................       --        --      8,596      3.87       19,257      5.78
                                                 -----               ------                -------
 Total mortgage-backed securities
       held-to-maturity .....................    $  --        --     $8,596      3.87      $19,257      5.78
                                                 =====               ======                =======


                                                           At December 31, 2002
                                               --------------------------------------------
                                               More than Ten Years            Total
                                               -------------------     --------------------
                                                          Weighted                 Weighted
                                               Carrying   Average      Carrying    Average
                                                Value      Yield        Value       Yield
                                               --------   --------     --------    --------
                                                          (Dollars in thousands)
Investment securities held-to-maturity:
    U.S. Treasury and Government
       agency obligations ...................  $  4,437      6.95%     $ 14,930      5.03%
    Municipal obligations (1) ...............     2,393      5.59         3,259      5.48
    Trust preferred securities ..............     9,980      3.94         9,980      3.94
                                               --------                --------
      Total investment securities held
        to maturity .........................  $ 16,810      4.97      $ 28,169      4.70
                                               ========                ========
Mortgage-backed securities held-to-
maturity:
    Adjustable-rate:
      GNMA ..................................  $ 69,662      4.46%     $ 69,662      4.46%
      FHLMC .................................    16,307      5.29        16,307      5.29
      FNMA ..................................     3,776      5.23         3,776      5.23
      Other .................................     1,457      2.33         1,457      2.33
                                               --------                --------
            Total ...........................    91,202      4.61        91,202      4.61
                                               --------                --------
    Fixed-rate:
      GNMA ..................................       415      7.99         3,000      7.70
      FHLMC .................................    14,240      6.16        28,998      5.41
      FNMA ..................................    41,312      5.65        51,819      5.58
      Other .................................     7,007      6.54         7,010      6.54
                                               --------                --------
            Total ...........................    62,974      5.88        90,827      5.67
                                               --------                --------
 Total mortgage-backed securities
       held-to-maturity .....................  $154,176      5.13      $182,029      5.14
                                               ========                ========

----------
(1) Weighted average yield for municipal securities is based on a tax equivalent basis on an assumed tax rate of 40%.

Sources of Funds

      General. Deposits, loan repayments and prepayments, security maturities, cash flows generated from operations and FHLB borrowings are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

      Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of savings, checking accounts, NOW accounts, money market and club accounts, certificate of deposit accounts and Individual Retirement Accounts. For the year ended December 31, 2002, average core deposits, which include all non-certificate deposits, represented 41.7% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank has historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products through print media and generally does not solicit deposits from outside its market area. The Bank does not actively solicit certificate accounts in excess of $100,000 or use brokers to obtain deposits. At December 31, 2002, 79.8% of the Bank's certificate of deposit accounts had remaining terms of less than twelve months.

      The following table presents the deposit activity of the Bank for the periods indicated.

                                             For the Years Ended December 31,
                                             --------------------------------
                                               2002        2001        2000
                                             --------    --------    --------
                                                      (In thousands)

Beginning balance ........................   $240,864    $237,956    $234,978
                                             --------    --------    --------
   Net deposits (withdrawals) ............      7,600      (6,140)     (6,378)
   Interest credited .....................      6,629       9,048       9,356
                                             --------    --------    --------
Increase (decrease) in deposit accounts ..     14,229       2,908       2,978
                                             --------    --------    --------
Ending balance ...........................   $255,093    $240,864    $237,956
                                             ========    ========    ========

      At December 31, 2002, the Bank had $26.5 million in certificate accounts in amounts of $100,000 or more maturing as follows.

                                                           Weighted
                                                           Average
Maturity Period                               Amount         Rate
---------------                               ------       --------
                                             (Dollars in thousands)

Three months or less .....................   $ 9,199         2.95%
Over 3 through 6 months ..................     6,294         3.12
Over 6 through 12 months .................     6,130         2.87
Over 12 months ...........................     4,853         4.22
                                             -------
Total ....................................   $26,476         3.21%
                                             =======

      The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize month-end balances.

                                                                       For the Years Ended December 31,
                                      -------------------------------------------------------------------------------------------
                                                   2002                            2001                           2000
                                      -----------------------------   ----------------------------   ----------------------------
                                                 Percent                        Percent                        Percent
                                                 of Total  Weighted             of Total  Weighted             of Total  Weighted
                                       Average   Average   Average    Average   Average   Average    Average   Average   Average
                                       Balance   Deposits    Rate     Balance   Deposits    Rate     Balance   Deposits    Rate
                                       --------  --------  --------   --------  --------  --------   --------  --------  --------
                                                                          (Dollars in thousands)

Demand accounts ...................... $ 38,347    15.48%    0.46%    $ 36,245    15.22%    0.68%    $ 36,536    15.48%    0.75%
Savings and Club accounts ............   65,047    26.26     2.00       54,585    22.93     2.02       54,218    22.97     2.05
Certificates of deposit ..............  144,304    58.26     3.57      147,240    61.85     5.23      145,253    61.55     5.49
                                       --------   ------              --------   ------              --------   ------
         Total ....................... $249,698   100.00%    2.68     $238,070   100.00%    3.80     $236,007   100.00%    3.96
                                       ========   ======              ========   ======              ========   ======

Certificate accounts(1):
   Less than six months .............. $ 76,079    52.46%    2.87%    $ 80,272    55.25%    4.41%    $ 79,969    53.65%    5.59%
   Over six through 12 months ........   39,607    27.31     2.83       44,158    30.39     4.00       41,539    27.87     5.95
   Over 12 months through 36 months ..   25,683    17.71     3.75       18,523    12.75     4.98       24,274    16.29     5.95
   Over 36 months ....................    3,663     2.52     4.29        2,333     1.61     5.15        3,269     2.19     5.92
                                       --------   ------              --------   ------              --------   ------
         Total certificate accounts .. $145,032   100.00%    3.05     $145,286   100.00%    4.37     $149,051   100.00%    5.76
                                       ========   ======              ========   ======              ========   ======

----------
(1) Based on remaining maturity of certificates calculated as of the end of the period.

      The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2002.

                                          Period to Maturity from December 31, 2002                        At December 31,
                             ---------------------------------------------------------------------  ------------------------------
                             Less than   One to      Two to      Three to    Four to      After
                             One Year   Two years  Three years  Four years  Five years  Five Years    2002       2001       2000
                             ---------  ---------  -----------  ----------  ----------  ----------  --------  ---------   --------
                                                                              (In thousands)
Certificate accounts:
    2.00% and below .......   $ 22,025    $ 1,043     $   16      $   --     $   --     $      9    $ 23,093   $  4,482   $     --
    2.01% to 3.00% ........     63,484      5,956        540         133        194           54      70,361     20,638         --
    3.01 to 4.00% .........     18,367     11,245        813         279        584           31      31,319     33,386      3,603
    4.01 to 5.00% .........      4,579      2,036        304         656      1,091          155       8,821     51,843     34,193
    5.01 to 6.00% .........      1,985      1,399        430          22        454            1       4,291     14,744     32,323
    6.01 to 7.00% .........      4,558      1,095        735          --         --           --       6,388     18,940     76,074
    7.01 to 8.00% .........        231         --         71          --         --           --         302        592      2,289

                              $115,229    $22,774     $2,909      $1,090     $2,323     $    250     144,575    144,625    148,482
                              ========    =======     ======      ======     ======     ========
Accrued interest payable ..                                                                              457        661        569
                                                                                                    --------   --------   --------
    Total .................                                                                         $145,032   $145,286   $149,051
                                                                                                    ========   ========   ========

      Borrowings. The Bank utilizes borrowings from the FHLB as an alternative to retail deposits to fund its operations as part of its operating strategy. These FHLB borrowings are collateralized primarily by certain of the Bank's mortgage-related securities and secondarily by the Bank's investment in capital stock of the FHLB. FHLB borrowings are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. See "Regulation and Supervision-Federal Home Loan Bank System." At December 31, 2002, the Bank had $84.3 million in outstanding FHLB borrowings, compared to $76.9 million at December 31, 2001.

      The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated.

                                                    At or For the Years
                                                    Ended December 31,
                                             -------------------------------
                                               2002        2001        2000
                                             -------     -------     -------
                                                  (Dollars in thousands)

Average balance outstanding ..............   $84,262     $66,532     $65,592
Maximum amount outstanding at any
    month-end during the period ..........    91,339      76,856      69,167
Balance outstanding at end of period .....    84,282      76,856      62,290
Weighted average interest rate
    during the period ....................      4.84%       5.61%       5.85%
Weighted average interest rate at
    end of period ........................      4.58%       5.08%       5.78%

Subsidiary Activities

      The Company is the parent corporation of two wholly owned subsidiaries, the Bank and West Essex Property Company ("West Essex Property"). West Essex Property was formed in April 1999 to purchase a parcel of land located in Sussex County, New Jersey from the Company. Upon the purchase of this parcel of land, West Essex Property was to have entered into an arrangement to lease the property to a restaurant chain. As of December 31, 2002, West Essex Property has neither purchased the parcel of land nor entered into a lease arrangement. As of December 31, 2002 and for the year then ended, West Essex Property had no operations, assets, liabilities or equity. In addition, the Bank is the parent corporation of three wholly owned subsidiary corporations. The only active subsidiary is West Essex Insurance Agency ("WEIA") which was formed in December 1982 to offer insurance products and tax-deferred annuities through an agent. Originally, these products were sold at one of the Bank's branches. Commencing in 1993, customers have been referred to Anthony R. Davis Agency at an off-site location. WEIA receives a fee for each customer referral resulting in the purchase of an insurance and/or annuity product. Sales of annuity products totaled $306,000 for the year ended December 31, 2002. WEIA's earnings are at a nominal level since management decided in early 1994 to de-emphasize this activity due to the lack of demand and controversial publicity associated with uninsured annuity products. The two remaining Bank subsidiaries, First Reserve Service Corp. and West Essex Corporation, are inactive.

Personnel

      As of December 31, 2002, the Company had 48 authorized full-time employee positions and 4 authorized part-time employee positions. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

      A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2002, the Bank met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

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

      The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk capital charge. At December 31, 2002, the Bank met each of its capital requirements.

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

      In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 2002, FICO payments for SAIF members approximated 1.75 basis points.

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

Federal Reserve System

      The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $42.1 million; a 10% reserve ratio is applied above $42.1 million. The first $6.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

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

      Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank. The MHC may exclude from its income 80% of dividends received from the Company as long as it maintains ownership in the Company of at least 20%. In addition, the MHC waived dividends from the Company during the years ended December 31, 2002 and 2001.

      Audits. The Bank was last audited by the IRS in 1994. The Bank was not audited by the New Jersey Department of Revenue ("DOR") in the past five years.

State and Local Taxation

      State of New Jersey. The Bank, the Company and the MHC file New Jersey income tax returns. For New Jersey income tax purposes, savings institutions are presently taxed at a rate equal to 9% of taxable income. For this purpose, "taxable income" generally means federal taxable income, subject to certain adjustments (including addition of interest income on state and municipal obligations). For New Jersey tax purposes, regular corporations are presently taxed at a rate equal to 9% of taxable income (7.5% is the rate if taxable income is less than $100,000).

Item 2. Description of Property.

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

                                                             Net Book Value
                                                 Original    of Property or
                                                   Year         Leasehold
                                      Leased      Leased     Improvements at
                                        or          or         December 31,
Location                              Owned      Acquired         2002
------------                          ------     --------    ---------------
                                                             (In thousands)
Administrative/Corporate/
Branch Office:
417 Bloomfield Avenue                 Owned        1962             $334
Caldwell, NJ 07006

Branch Offices:
216 Main Street                       Owned        1987              143
West Orange, NJ 07052
487 Pleasant Valley Way               Owned        1987              157
West Orange, NJ 07052
574 Franklin Avenue                   Leased       1978               --
Franklin Lakes, NJ 07417
653 Westwood Avenue                   Owned        1997              457
River Vale, NJ 07675
267 Changebridge Road                 Owned        1974              217
Pine Brook, NJ 07058
207 Old Tappan Road                   Owned        1997              456
Old Tappan, NJ 07675
119 Paris Avenue                      Owned        1997              294
Northvale, NJ 07647

Item 3. Legal Proceedings.

      Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

      The Company is traded on the Nasdaq National Market under the ticker symbol "WEBK." As of December 31, 2002, the Company had 4,890,733 shares of common stock outstanding and approximately 354 shareholders of record.

Stock Price and Dividends

      The following table discloses the dividends declared and the high and low bids for the Company's common stock on the Nasdaq National Market for each quarterly period indicated.

  Quarter Ended        Dividends Per Share    High Bid Price     Low Bid Price
------------------     -------------------    --------------     -------------

December 31, 2002             $0.14               $34.87            $34.60
September 30, 2002             0.14                34.65             18.01
June 30, 2002                  0.14                21.50             18.85
March 31, 2002                 0.14                19.80             14.88
December 31, 2001              0.13                15.80             12.84
September 30, 2001             0.12                14.64             11.84
June 30, 2001                  0.12                13.36             10.00
March 31, 2001                 0.12                10.40              9.70

Item 6. Management's Discussion and Analysis or Plan of Operation.

      The Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Bank's non-interest income and expense. The Bank's non-interest income consists primarily of fees and other service charges. The Bank's non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expenses, the cost of foreclosed real estate operations, amortization of intangible assets, and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Bank.

Merger

      As discussed in "Item 1 - Description of Business," on September 11, 2002, Kearny and the Company entered into the Merger Agreement. Kearny is the parent company of Kearny Federal Savings Bank, a federally-chartered savings bank, and is a federally-chartered mid-tier holding company and wholly-owned subsidiary of Kearny MHC, a federally-chartered mutual holding company.

      Pursuant to the Agreement, the mutual holding company structure of the MHC will be eliminated and West Essex Bank will ultimately merge with and into Kearny Federal Savings Bank. The stockholders of the Company other than the MHC will receive $35.10 in cash in exchange for each share of common stock.

      As of December 31, 2002, the Company had incurred $581,000 in expenses related to this transaction. Total expenses of the transaction are expected to be approximately $1.3 million.

Average Balance Sheet

      The following table sets forth certain information relating to the Company at December 31, 2002, and for the years ended December 31, 2002 and 2001. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the period shown except where noted otherwise and reflect annualized yields and costs. Average balances are derived from average month-end balances except for the average balances of other interest-earning assets and borrowed money, which are derived from average daily balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees which are considered adjustments to yields. Nonaccrual loans are included in the average balances for loans receivable.

                                                           At December 31, 2002
                                                         -----------------------
                                                          Amount      Yield/Cost
                                                         ---------    ----------
                                                          (Dollars in thousands)

Assets:
  Interest-earning assets:
     Loans receivable .................................  $ 139,823       6.71%
     Mortgage-backed securities .......................    182,029       5.14
     Investment securities ............................     28,169       4.54
     Other interest-earning assets ....................     28,745       1.75
                                                         ---------
           Total interest-earning assets ..............    378,766       5.42

     Allowance for loan losses ........................     (1,363)
     Non-interest-earning assets ......................     15,221
                                                         ---------
           Total assets ...............................  $ 392,624
                                                         =========

Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
     Interest-bearing deposits:
        Demand deposits ...............................  $  20,129       0.94
        Savings and club accounts .....................     70,728       1.76
        Certificates of deposit .......................    145,032       3.05
                                                         ---------
          Total interest-bearing deposits .............    235,889       2.48
     Borrowed money ...................................     84,282       4.58
                                                         ---------
          Total interest-bearing liabilities ..........    320,171       3.04
  Noninterest-bearing deposits ........................     19,203
  Other noninterest-bearing liabilities ...............      1,795
                                                         ---------
          Total liabilities ...........................    341,169
  Stockholders' equity ................................     51,455
                                                         ---------
          Total liabilities and stockholders' equity ..  $ 392,624
                                                         =========

  Interest rate spread ................................                  2.38%
                                                                         ====
  Net interest-earning assets .........................  $  58,595
                                                         =========
  Ratio of average interest-earning assets to
     average interst-bearing liabilities ..............      1.18x
                                                         =========

                                                                             At December 31, 2002
                                                     ---------------------------------------------------------------------
                                                                   2002                                 2001
                                                     ---------------------------------    --------------------------------
                                                                               Average                             Average
                                                      Average                  Yield/      Average                 Yield/
                                                      Balance     Interest      Cost       Balance     Interest     Cost
                                                     ---------   ----------   --------    ---------   ----------   -------
                                                                              (Dollars in thousands)

Assets:
  Interest-earning assets:
     Loans receivable ............................    $157,737     $10,889      6.90%      $169,150     $12,465      7.37%
     Mortgage-backed securities ..................     163,233       8,986      5.51        123,203       8,141      6.61
     Investment securities (1) ...................      33,754       1,840      5.45         34,598       2,221      6.42
     Other interest-earning assets ...............      16,534         372      2.25         16,452         638      3.88
                                                      --------     -------                 --------     -------
           Total interest-earning assets .........     371,258      22,087      5.95        343,403      23,465      6.83
                                                                   -------                 --------     -------

     Allowance for loan losses ...................      (1,363)                              (1,363)
     Non-interest-earning assets .................      14,924                               15,034
                                                      --------                             --------
           Total assets ..........................    $384,819                             $357,074
                                                      ========                             ========

Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
     Interest-bearing deposits:
        Demand deposits ..........................    $ 19,841         177      0.89       $ 19,171         247      1.29
        Savings and club .........................      65,047       1,300      2.00         54,585       1,100      2.02
        Certificates of deposit ..................     144,304       5,152      3.57        147,240       7,701      5.23
                                                      --------     -------                 --------     -------
           Total interest-bearing deposits .......     229,192       6,629      2.89        220,996       9,048      4.09

     Borrowed money ..............................      84,262       4,079      4.84         66,532       3,734      5.61
                                                      --------     -------                 --------     -------
           Total interest-bearing liabilities ....     313,454      10,708      3.42        287,528      12,782      4.45
                                                                                                        -------

  Noninterest-bearing deposits ...................      18,506                               17,074
  Other noninterest-bearing liabilities ..........       1,784                                2,251
                                                      --------                             --------
           Total liabilities .....................     333,744                              306,853

  Stockholders' equity ...........................      51,075                               50,221
                                                      --------                             --------
           Total liabilities and
              stockholders' equity ...............    $384,819                             $357,074
                                                      ========                             ========

  Net interest income/interest rate spread .......                 $11,379      2.53%                   $10,683      2.38%
                                                                   =======      ====                    =======      ====
  Net interest-earning assets/net yield
     on interest-earning assets ..................    $ 57,804                  3.06%      $ 55,875                  3.11%
                                                      ========                  ====       ========                  ====
  Ratio of average interest-earning assets to
     average interst-bearing liabilities .........       1.18x                                1.19x
                                                      ========                             ========

----------
(1)   Includes available for sale and held to maturity securities.

Rate/Volume Analysis

      The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated on a proportional basis between changes in rate and volume.

                                               Year Ended December 31, 2002
                                                       Compared to
                                               Year Ended December 31, 2001
                                            ----------------------------------
                                                   Increase (Decrease)
                                                         Due to
                                            ---------------------------------
                                            Volume        Rate          Net
                                            -------      -------      -------
                                                      (In thousands)
Interest income:
   Loans receivable ...................     $  (810)     $  (766)     $(1,576)
   Mortgage-backed securities .........       2,351       (1,506)         845
   Investment securities ..............         (53)        (328)        (381)
   Other interest-earning assets ......           3         (269)        (266)
                                            -------      -------      -------

Total .................................       1,491       (2,869)      (1,378)
                                            -------      -------      -------

Interest expense:
   Demand deposits (1) ................           8          (78)         (70)
   Savings and club accounts ..........         211          (11)         200
   Certificates of deposit ............        (151)      (2,398)      (2,549)
   Borrowed money .....................         905         (560)         345
                                            -------      -------      -------

Total .................................         973       (3,047)      (2,074)
                                            -------      -------      -------

Net change in net interest income .....     $   518      $   178      $   696
                                            =======      =======      =======

----------
(1)   Includes NOW and Money Market accounts.

Comparison of Financial Condition at December 31, 2002 and 2001

      Total assets were $392.6 million at December 31, 2002, compared to $370.8 million at December 31, 2001, an increase of $21.8 million, or 5.9%. The increase in assets was reflected primarily in federal funds sold and mortgage-backed securities, which increased by $10.5 million and $44.7 million, respectively, and was funded primarily by decreases in investment securities of $5.0 million and loans receivable of $27.4 million along with increases of $14.2 million in deposits and $7.4 million in borrowed money.

     Cash and cash equivalents, primarily interest-bearing deposits and federal funds sold, increased $9.5 million to $26.8 million at December 31, 2002, from $17.3 million at December 31, 2001. The increase in cash and cash equivalents resulted from repayments of loans and securities which have not yet been reinvested.

      In the aggregate, mortgage-backed securities and investment securities, including available-for- sale and held-to-maturity issues, totalled $210.2 million at December 31, 2002, an increase of $39.7 million or 23.3% from $170.5 million at December 31, 2001. Mortgage-backed securities, all of which are held-to-maturity, increased $44.7 million or 32.6% to $182.0 million at December 31, 2002, from $137.3 million at December 31, 2001, due to purchases exceeding repayments. Investment securities held-to-maturity decreased $5.0 million or 15.1% to $28.2 million at December 31, 2002 from $33.2 million at December 31, 2001, due to calls of such securities exceeding purchases. At December 31, 2002, 53.0% of the investment securities consisted of U.S. Government and Agency obligations, while 95.3% of the mortgage-backed securities portfolio consisted of Fannie Mae ("FNMA"), Freddie Mac ("FHLMC") and Ginnie Mae ("GNMA") issues. Investment securities held-to-maturity consisted of $493,000 of U.S. Treasury notes, $14.4 million of U.S. Government Agency notes, $10.0 million in trust preferred securities and $3.3 million in municipal obligations.

      Loans receivable decreased $27.4 million or 16.5% to $138.5 million at December 31, 2002, from $165.9 million at December 31, 2001, due to loan repayments exceeding originations. At December 31, 2002, 86.2% of the outstanding balance of loans in the portfolio consisted of one-to four- family real estate related loans, compared to 83.7% at December 31, 2001.

      Deposits totalled $255.1 million at December 31, 2002, an increase of $14.2 million or 5.9% from the $240.9 million balance at December 31, 2001.

      Borrowed money increased $7.4 million or 9.6% to $84.3 million at December 31, 2002, as compared to $76.9 million at December 31, 2001. During the year ended December 31, 2002, short-term borrowings increased $10.0 million to $25.0 million, with an average cost of 2.16% at year end, while long-term debt decreased $2.6 million to $59.3 million, the result of the repayment of long-term debt. The increase in borrowed money was primarily used to finance purchases of mortgage-backed securities.

      Stockholders' equity increased $540,000 or 1.1% to $51.5 million at December 31, 2002, from $50.9 million at the prior year end. During 2002, net income of $1.5 million was partially offset by $983,000 in dividends declared to stockholders.

      During the year ended December 31, 2002, treasury stock acquisitions totalled 79,750 shares for $1.5 million or an average price of $19.25 per share. The treasury stock acquisitions were made in accordance with stock repurchase plans authorized by the Company's Board of Directors. At December 31, 2002, an additional 199,992 shares of Company common stock may be repurchased under these plans.

Comparison of Operating Results for the Years Ended December 31, 2002 and 2001

      Net Income. Net income for 2002 was $1.51 million, a decrease of $1.56 million, or 50.8%, from $3.07 million in 2001. The decrease was primarily the result of a $2.4 million increase in total non- interest expense, partially offset by a $696,000 increase in net interest income and a $106,000 decrease in income tax expense.

      Interest Income. Total interest income decreased $1.4 million or 6.0% to $22.1 million for 2002 as compared to $23.5 million for 2001. The decrease was due to a decrease of 88 basis points in the yield earned on interest-earning assets to 5.95% in 2002 from 6.83% in 2001, partially offset by a $27.9 million or 8.1% increase in average interest-earning assets. The increased average balances of earning assets were funded by increases in average deposits and FHLB borrowings.

      Interest income on loans during 2002 decreased by $1.6 million, or 12.8%, to $10.9 million when compared to $12.5 million during 2001. The decrease was due to an $11.4 million or 6.7% decrease in average loans, along with a 47 basis point decrease in the yield earned on loans to 6.90% in 2002 from 7.37% in 2001.

      Interest on mortgage-backed securities, all of which are held-to-maturity, increased $845,000, or 10.4%, during 2002 to $9.0 million compared to $8.1 million for 2001. During the year ended December 31, 2002, the average balance of mortgage-backed securities outstanding increased $40.0 million, or 32.5%, to $163.2 million when compared to $123.2 million for 2001. The yield earned on the mortgage- backed securities portfolio decreased to 5.51% in 2002 from 6.61% in 2001.

      Interest earned on investment securities, including both available-for-sale and held-to-maturity issues, decreased by $381,000, or 17.6%, to $1.8 million for 2002, when compared to $2.2 million for 2001. The decrease resulted from a decrease of $844,000, or 2.4%, in the average balance of the investment securities portfolio, along with a decrease of 97 basis points in the yield earned on the investment securities portfolio to 5.45% in 2002 from 6.42% in 2001. During 2002, $21.0 million of investment securities were called in advance of their maturity dates, resulting in the reduced average portfolio balance. A portion of the proceeds of such calls were reinvested in securities of generally lower yield.

      Interest on other interest-earning assets totalled $372,000 and $638,000 during 2002 and 2001, respectively. The yield earned on other interest-earning assets decreased to 2.25% in 2002 from 3.88% in 2001, while the average balance of other interest-earning assets outstanding remained steady at $16.5 million. The low yield reflects the sharp drop in short-term market interest rates.

      Interest Expense. Interest expense on deposits decreased $2.4 million, or 26.7%, to $6.6 million during 2002 compared to $9.0 million for 2001. The decrease during 2002 was attributable to a decrease of 120 basis points in the average cost of interest-bearing deposits to 2.89% for 2002 from 4.09% for 2001, partially offset by an increase of $8.2 million, or 3.7%, in the average balance of interest-bearing deposits outstanding. The decrease cost of deposits was due to the lower market rates prevailing for much of 2002, which effected all deposit categories.

      Interest expense on borrowed money increased $345,000, or 9.2%, to $4.08 million during 2002 compared to $3.73 million for 2001. The increase during 2002 was attributable to a $17.7 million, or 26.6%, increase in average borrowings, partially offset by a 77 basis point decline in the average cost of borrowings to 4.84% in 2002 from 5.61% in 2001. The decreased cost of borrowings resulted from lower market interest rates.

      Net Interest Income. Net interest income for 2002 increased $696,000, or 6.5%, to $11.4 million in 2002 from $10.7 million in 2001. The net interest rate spread increased to 2.53% in 2002 from

2.38% in 2001 and the interest rate margin decreased to 3.06% in 2002 from 3.11% in 2001. These changes primarily resulted from an 88 basis point decrease in the yield on interest-earning assets to 5.95% in 2002 from 6.83% in 2001, which was more than offset by a 103 basis point decrease in the cost of interest-bearing liabilities to 3.42% in 2002 from 4.45% in 2001.

      Provision for Loan Losses. During both 2002 and 2001, the Bank did not record a provision for loan losses as management determined that the existing allowance for loan losses was adequate. At December 31, 2002 and 2001, the Bank's loan portfolio included loans totalling $842,000 and $578,000, respectively, which were delinquent ninety days or more. The Bank maintains an allowance for loan losses based on management's evaluation of the risks inherent in its loan portfolio which gives due consideration to changes in general market conditions and in the nature and volume of the Bank's loan activity. The allowance for loan losses amounted to $1.36 million at December 31, 2002, representing 0.97% of total loans and 161.9% of loans delinquent ninety days or more, compared to an allowance of $1.36 million at December 31, 2001, representing 0.80% of total loans and 235.8% of loans delinquent ninety days or more. During 2002 and 2001, the Bank did not charge off any loans. The Bank monitors its loan portfolio and intends to continue to provide for loan losses based on its ongoing periodic review of the loan portfolio and general market conditions.

      Non-Interest Income. Non-interest income decreased by $7,000, or 1.0%, to $681,000 during 2002 as compared to $688,000 for 2001. The decrease in non-interest income during 2002 resulted primarily from $45,000 in gain on sale of securities during 2001 compared to none in 2002 offset by increases in fees and service charges of $22,000 and other non-interest income of $16,000.

      Non-Interest Expenses. Non-interest expenses increased $2.36 million, or 35.3%, to $9.04 million during 2002 compared to $6.68 million for 2001. The increase was primarily attributable to increases of $1.46 million in salaries and employee benefits and $293,000 in other non-interest expenses, along with $581,000 in merger related expenses recorded in 2002. The $1.46 million increase in salaries and employee benefits, the largest component of non-interest expense, was primarily due to the acceleration of benefits under the Company's management supplemental retirement plan, normal salary increases and the increased compensation cost related to the Company's Employee Stock Ownership Plan, which is based upon the average price of the Company's common stock, which increased to $24.13 in 2002 from $12.29 in 2001. The increase in miscellaneous expenses is due to increases in a number of expense categories, the most significant of which were legal fees, professional fees, and insurance costs. The merger related expenses were incurred in conjunction with the Company's merger with Kearny. The remaining elements of non-interest expenses totalled $1.66 million in 2002, a $34,000, or 2.1%, increase from the $1.63 million comparable amount in 2001.

      Income Taxes. Income tax expense totalled $1.52 million and $1.62 million during 2002 and 2001, respectively. The decrease in 2002 resulted primarily from a decrease in pre-tax income of $1.67 million, the effect of which was partially offset by a statutory increase in the State of New Jersey income tax rate to 9% in 2002 from 3% in 2001 and $1.27 million in non-deductible compensation and merger related expenses. The Company's effective income tax rate was 50.2% in 2002 and 34.5% in 2001.

Liquidity and Capital Resources

      The Company's primary sources of funds on a long-term and short-term basis are deposits, principal and interest payments on loans, mortgage-backed and investment securities and FHLB borrowings. The Company uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition.

      At December 31, 2002, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $46.5 million, or 12.0% of total adjusted assets, which is above the required level of $5.8 million, or 1.5%; core capital of $46.5 million, or 12.0% of total adjusted assets, which is above the required level of $15.5 million, or 4.0%; and risk-based capital of $47.9 million, or 36.3% of risk- weighted assets, which is above the required level of $10.6 million, or 8.0%.

      The most liquid assets are cash and cash equivalents. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At December 31, 2002, cash and cash equivalents totalled $26.8 million, or 6.8% of total assets.

      The Company and the Bank have other sources of liquidity if a need for additional funds arises, including FHLB borrowings. At December 31, 2002, the Bank had $84.3 million in borrowings outstanding from the FHLB. Depending on market conditions and the pricing of deposit products and FHLB borrowings, the Bank may continue to rely on FHLB borrowing to fund asset growth.

      At December 31, 2002, the Bank had commitments to originate and purchase loans and fund unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $16.5 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including Individual Retirement Account ("IRA") accounts, which are scheduled to mature in less than one year from December 31, 2002, totalled $115.7 million. The Bank expects that substantially all of the maturing certificate accounts will be retained by the Bank at maturity.

Impact of Inflation and Changing Prices

      The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results generally in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7. Financial Statements.

      The financial statements listed at Item 13 of this Form 10-KSB are incorporated herein by reference into this Item 7 of Part II of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters and Control Persons

      Information regarding the Board of Directors and the executive officers of the Company is provided below. The age indicated for each individual is as of December 31, 2002. The indicated period of service as a director includes the period of service as a director of the Bank.

      The following directors have terms ending in 2003:

      William J. Foody is managing partner in the real estate firm of Crow Holdings. Mr. Foody is currently Chairman of the Board of Directors of the Bank. Age 75. Director since 1983.

      Leopold W. Montanaro has served as Chairman, President and Chief Executive Officer of the Company and President and Chief Executive Officer of the Bank since 1998 and 1972, respectively. Mr. Leopold Montanaro is the father of Mr. Craig Montanaro. Age 63. Director since 1972.

      The following directors have terms ending in 2004:

      John J. Burke is the President of J.J. Burke & Associates, Inc., a financial services, insurance consulting firm. Age 56. Director since 1992.

      The following directors have terms ending in 2005:

      David F. Brandley is a partner in the law firm of Brandley & Kleppe. Age
75. Director since 1959.

      S.M. Terry LaCorte is the retired President of North Jersey Press, Inc., a newspaper publishing firm. Age 66. Director since 2002.

      Everett N. Leonard is a retired Verona, New Jersey Borough Administrator. Age 89. Director since 1969.

                  Executive Officers Who Are Not Also Directors

      Charles E. Filippo, age 62, has served as Executive Vice President of the Company since 1998 and has served as Executive Vice President and Chief Lending Officer of the Bank since 1994.

      Craig L. Montanaro, age 36, has served as Senior Vice President, Corporate Secretary and Treasurer of the Company and the Bank since 1998 and 1997, respectively. Mr. Craig Montanaro has been employed by the Bank since 1988. Mr. Craig Montanaro is the son of Mr. Leopold Montanaro.

      The executive officers of the Company are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of any registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

      Based solely on its review of the copies of the reports it has received and written representations provided to the Company from the individuals required to file the reports, the Company believes that during the past fiscal year all filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with, except that one Form 4 reporting the grant of 1,000 stock awards for Dennis A. Petrello and one Form 4 reporting the grant of 2,535 stock awards for Craig L. Montanaro were filed late due to administrative error.

Item 10. Executive Compensation.

Directors' Compensation

      Directors of the Company do not receive any fees or retainer for serving on the Company's Board of Directors. Non-employee directors of the Bank, other than the Chairman of the Board, currently receive a quarterly retainer fee of $3,000 and $700 for each regular board meeting. The Chairman of the Bank receives a quarterly retainer fee of $3,750 and $825 for each regular board meeting. Directors do not receive any fees for special board meetings or committee meetings. In addition, all directors, including retired directors, receive medical and dental benefits. At this time, only three retired directors are receiving such benefits.

Summary Compensation Table

      The following information is furnished for Messrs. Leopold Montanaro, Petrello, Filippo and Craig Montanaro. No other executive officer of the Company and the Bank received salary and bonus in excess of $100,000 in 2002.

                                                          Annual Compensation(1)               Long-Term Compensation Awards(2)
                                                ---------------------------------------------  --------------------------------
                                                                                  Restricted     Securities
                                                                                    Stock        Underlying       All Other
         Name and Principal                     Fiscal                              Awards       Options/SARs    Compensation
             Positions                           Year     Salary($)    Bonus($)     ($)(3)           (#)         ($)(4)(5)(6)
--------------------------------------------    ------    ---------    --------   ----------     ------------    ------------

Leopold W. Montanaro .......................     2002     $300,000     $125,000     $    --             --       $1,053,886
    Chairman of the Board, President .......     2001      300,000      125,000          --             --          363,426
    and Chief Executive Officer ............     2000      275,000      100,000          --             --          118,545


Dennis A. Petrello .........................     2002     $141,748     $     --     $19,090          1,000       $       --
    Former Senior Executive Vice ...........     2001      150,000       35,000      30,000          5,000           25,177
    President and Chief Financial Officer(7)     2000      140,000       42,000          --             --           17,880

Charles E. Filippo .........................     2002     $145,000     $ 25,000     $    --             --       $  121,037
    Executive Vice President ...............     2001      145,000       25,000          --             --           84,356
                                                 2000      140,000       30,000          --             --           49,925

Craig L. Montanaro .........................     2002     $130,000     $ 40,000     $48,393             --       $       --
    Senior Vice President, Corporate .......     2001      110,000       35,000      71,535          4,829           23,912
    Secretary and Treasurer ................     2000      100,000       25,000          --             --           13,157

----------

(1) Does not include the aggregate amount of perquisites and other personal benefits, which did not exceed the lesser of $50,000 or 10% of any individual's total salary and bonus for the year.
(2) All restricted stock awards and securities underlying options granted prior to October 22, 2001 have been retroactively adjusted to reflect the 5 for 4 stock split distributed in the form of a stock dividend on October 22, 2001.
(3) For 2001, includes 2,000 and 4,769 shares of restricted stock granted to Messrs. Petrello and Craig Montanaro, respectively, under the West Essex Bancorp, Inc. 1999 Stock-Based Incentive Plan, as amended and restated, (the "Incentive Plan") which began vesting in five equal annual installments on November 28, 2002. For 2002, includes 1,000 and 2,535 shares of restricted stock granted to Messrs. Petrello and Craig Montanaro, respectively, under the Incentive Plan which will begin vesting in five equal annual installments on July 19, 2003. All shares held by Mr. Petrello became immediately exercisable upon his death. When shares become vested and are distributed from the trust in which they are held, the recipients will also receive an amount equal to the accumulated cash and stock dividends (if any) paid with respect thereto, plus earnings thereon. Based on the closing price of $34.89 on December 30, 2002, the market values of the unvested shares of restricted stock held by Messrs. Leopold Montanaro, Filippo and Craig Montanaro were $335,572, $161,087 and $383,162, respectively.
(4) For 2002, includes employer contributions for 2002 and accelerated employer contributions for 2003 and 2004 (resulting from the termination of the supplemental income agreements in 2002) totaling $1,053,886 and $121,037 to Messrs. Leopold Montanaro and Filippo, respectively, pursuant to the Bank's supplemental income agreements.

(5) As of December 31, 2002, employee stock ownership plan allocations for Messrs. Leopold Montanaro, Petrello, Filippo and Craig Montanaro had not yet been determined.
(6) As of December 31, 2002, employer contributions credited under the Bank's supplemental executive retirement plan for Messrs. Leopold Montanaro and Filippo had not yet been determined.
(7) Mr. Petrello served as Senior Executive Vice President and Chief Financial Officer until he died in September 2002.

                            Compensation Arrangements

      Employment Agreements. Effective February 1999, the Bank and the Company entered into employment agreements with Mr. Leopold Montanaro. The employment agreements provide for three-year terms and were renewable on an annual basis following a review of Mr. Montanaro's performance by the Board of Directors. In April 2002, the employment agreements were amended and restated to provide that the agreements are extended on a daily basis until either the Company or Mr. Montanaro elects not to extend the term. Under the employment agreements, the base salary for Mr. Montanaro is $300,000, subject to increase, which amount is paid by the Bank and reviewed by the Board of Directors on an annual basis. In addition to the base salary, the employment agreements provide for, among other things, participation in various employee benefit plans and stock-based compensation programs, as well as furnishing fringe benefits available to similarly-situated executive personnel.

      The employment agreements provide for termination by the Bank or the Company for cause, as defined in the employment agreements, at any time. If the Bank or the Company chooses to terminate the executive's employment for reasons other than for cause, or if Mr. Montanaro resigns from the Bank or the Company after specified circumstances that would constitute constructive termination, Mr. Montanaro or, if Mr. Montanaro dies, his beneficiary, would be entitled to receive an amount equal to the remaining base salary payments due to Mr. Montanaro and the contributions that would have been made on his behalf to any employee benefit plans of the Bank and the Company during the remaining term of the employment agreement. The Bank and the Company would also continue and/or pay for Mr. Montanaro's life, medical, dental and long-term disability coverage for the remaining term of the employment agreement. The employment agreements restrict Mr. Montanaro's right to compete against the Bank or the Company for a period of one year from the date of termination of the agreement if his employment is terminated without cause, except if termination follows a change in control.

      Under the agreements, if voluntary or involuntary termination follows a change in control of the Bank, Mr. Montanaro or, in the event of his death, Mr. Montanaro's beneficiary would be entitled to a severance payment or liquidated damages, or both, in a sum equal to three times the average of the five preceding taxable years' "annual compensation" (as defined in the agreements). The Bank or the Company would also continue the Mr. Montanaro's life, medical, dental and long-term disability coverage for thirty-six months. Even though both the Bank and Company employment agreements provide for a severance payment if a change in control occurs, Mr. Montanaro would not receive duplicative payments or benefits under the agreements.

     The maximum present value of the severance benefits under the employment agreements is 2.99 times Mr. Montanaro's average annual compensation during the five-year period preceding the effective date of the change in control (the "base amount"). The agreements also provide for continued coverage under the Bank's life, medical, dental and long-term disability programs for a 36-month period following a change in control.

      Payments to Mr. Montanaro under the Bank's employment agreement will be guaranteed by the Company if payments or benefits are not paid by the Bank. Payment under the Company's employment agreement would be made by the Company. All reasonable costs and legal fees paid or incurred by Mr. Montanaro under any dispute or question of interpretation relating to the employment agreements shall be paid by the Bank or Company, respectively, if Mr. Montanaro is successful on the merits in a legal judgment, arbitration or settlement. The employment agreements also provide that the Bank and Company shall indemnify Mr. Montanaro to the fullest extent legally allowable.

      Change in Control Agreements. Effective February 2, 1999, the Company and the Bank entered into three-year Change in Control Agreements (the "CIC Agreements") with Messrs. Filippo and Craig Montanaro. Commencing on the first anniversary date of a CIC Agreement and continuing on each anniversary thereafter, the Board of Directors may renew the agreement for an additional year following a review of each officer's performance for the year. Each CIC Agreement provides that in the event voluntary or involuntary termination follows a change in control of the Bank or the Company, as the case may be, the officer covered by the agreement will receive a severance payment equal to three times the officer's average annual compensation for the five preceding taxable years. The Bank or the Company will also continue to pay for the officer's life, health and disability coverage for 36 months following termination.

      Amended and Restated Supplemental Executive Retirement Plan. West Essex Bank maintains the West Essex Bank Supplemental Executive Retirement Plan, as amended and restated. In addition to making up for benefits lost under the employee stock ownership plan due to Internal Revenue Service limitations, the supplemental executive retirement plan also provides a supplemental employee stock ownership plan benefit to participants in connection with a change in control of West Essex Bank or West Essex Bancorp prior to the complete repayment of the loan to the employee stock ownership plan.

      Supplemental Income Agreements. The Bank currently sponsors non-qualified supplemental executive retirement plans for Messrs. Leopold Montanaro and Filippo. The plans generally provide benefits to the two executives otherwise lost under the Bank's pension plan as a result of limitations imposed by the Internal Revenue Code on the amount of compensation the Bank can consider under the pension plan in determining benefits. The non-qualified arrangements for Messrs. Leopold Montanaro and Filippo are "funded" through the use of trusts. These agreements were terminated in 2002.

Option Grants in Last Fiscal Year

      The following table lists the grant of options to Mr. Petrello for the year ended December 31, 2002. None of the other named executive officers were granted options in 2002.

                         Number of     % of Total
                         Securities     Options
                         Underlying    Granted to     Exercise or
                          Options     Employees in    Base Price     Expiration
Name                     Granted(1)    Fiscal Year     Per Share        Date
---------                ----------   ------------    -----------  -------------

Dennis A. Petrello....     1,000         100.00%        $19.09     July 19, 2012
--------------------------
(1) Options would have become exercisable in five equal annual installments commencing on July 19, 2003, the first anniversary of the date of grant; however, the options became immediately exercisable following the death of Mr. Petrello in September 2002.

Aggregated Option Exercises in Last Fiscal Year and Option Value at Fiscal Year End

      The following table provides certain information regarding the exercise of options during the past fiscal year and certain information regarding unexercised stock options held by Messrs. Leopold Montanaro, Filippo and Craig Montanaro as of December 31, 2002. Mr. Petrello did not exercise any options during 2002.

                                                        Number of Securities
                                                       Underlying Unexercised          Value of Unexercised
                                                          Options at Fiscal            In-the-Money Options
                                                              Year-End                 at Fiscal Year-End(1)
                              Shares                 ---------------------------   ---------------------------
                             Acquired      Value
Name                        on Exercise   Realized   Exercisable   Unexercisable   Exercisable   Unexercisable
----                        -----------   --------   -----------   -------------   -----------   -------------

Leopold W. Montanaro.....      11,606     $313,478       108           23,426        $ 2,947       $639,296
Charles E. Filippo.......      16,867      456,864        --           11,244             --        306,849
Craig L. Montanaro.......      16,867      456,864       966           15,107         19,600        385,229

----------
(1) Value of unexercised in-the-money stock options equals the market value of shares covered by in-the-money options on December 31, 2002 less the option exercise price. Options are in-the- money if the market value of shares covered by the options is greater than the exercise price.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table provides information as of March 1, 2003 about those persons known to the Company to be beneficial owners of more than 5% of the Company's outstanding common stock. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power.

                                                          Percent of
                                         Number of       Common Stock
Name and Address of Beneficial Owner    Shares Owned     Outstanding
------------------------------------    ------------     ------------

West Essex Bancorp, M.H.C.              2,937,651(1)         60.1%
417 Bloomfield Avenue
Caldwell, New Jersey  07006

----------
(1) Shares of common stock were acquired by the Mutual Holding Company in the Bank's mutual holding company reorganization, completed on October 2, 1998. The members of the Board of Directors of the Company and the Bank also constitute the Board of Directors of the Mutual Holding Company.

      The following table provides information as of March 1, 2003 about the shares of Company common stock that may be considered to be beneficially owned by each director of the Company, by the executive officers and by all directors and executive officers of the Company as a group. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting and investment power with respect to the shares shown.

                                    Number of       Number of Shares
                                     Shares           That May Be
                                      Owned          Acquired Within       Percent of
                                   (excluding          60 Days By         Common Stock
        Name                       options)(1)     Exercising Options    Outstanding(2)
---------------------             -------------   --------------------   --------------

David F. Brandley .............      17,248(3)            9,370                 *
John J. Burke .................      92,248(4)            9,370               2.1%
Charles E. Filippo ............      48,210(5)            5,622               1.1%
William J. Foody ..............      19,592(6)            7,026                 *
S.M. Terry LaCorte ............       3,000                  --                 *
Everett N. Leonard ............      14,123               9,370                 *
Craig L. Montanaro ............      28,579               6,588                 *
Leopold W. Montanaro ..........     158,153(7)           11,821               3.5%

All Executive Officers and
  Directors as a Group (8
  persons) ....................     381,153              59,167               9.0%

----------
*     Less than 1% of shares outstanding

(1) Includes unvested restricted shares, and shares purchased by the trustee with cash dividends paid on the unvested restricted shares, awarded under the Incentive Plan, for Messrs. Brandley, Burke, Filippo, Foody, Leonard, Craig L. Montanaro and Leopold W. Montanaro, as to which the holder has voting power but not investment power, as follows: 1,924 shares, 1,924 shares, 4,617 shares, 1,924 shares, 1,924 shares, 10,983 shares and 9,618 shares, respectively. Includes 456 and 8,726 shares credited under the supplemental executive retirement plan for Messrs. Filippo and Leopold W. Montanaro as to which the holder has voting power but not investment power. Also includes shares allocated under the employee stock ownership plan for Messrs. Filippo, Craig L. Montanaro and Leopold W. Montanaro, as to which the holder has voting power but not investment power, as follows:
      6,508 shares, 4,886 shares and 6,508 shares, respectively.
(2) Percentages with respect to each person or group of persons have been calculated on the basis of 4,890,733 shares of Company's common stock, which includes the number of shares of the Company's common stock outstanding and entitled to vote as of December 31, 2002, plus the number of shares of the Company's common stock which such person or group of persons has the right to acquire within 60 days after March 1, 2003, by the exercise of stock options.
(3)   Includes 5,000 shares owned by Mr. Brandley's spouse.
(4)   Includes 43,750 shares owned by Mr. Burke's spouse.
(5)   Includes 3,750 shares owned by Mr. Filippo's spouse.
(6)   Includes 6,250 shares owned by Mr. Foody's spouse.
(7)   Includes 43,750 shares owned by Mr. Leopold Montanaro's spouse.

Item 12. Certain Relationships and Related Transactions.

      Federal regulations require that all loans or extensions of credit to executive officers and directors must generally be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, unless the loan or extension of credit is made under a benefit program generally available to all other employees and does not give preference to any insider over any other employee, and must not involve more than the normal risk of repayment or present other unfavorable features. The Bank currently makes new loans and extensions of credit to the Bank's executive officers, directors and employees at different rates than those offered to the general public; however, the Bank does not give preference to any director or officer over any other employee, and such loans do not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of the Bank's capital and surplus, up to a maximum of $500,000, must be approved in advance by a majority of the disinterested members of the board of directors.

Item 13. Exhibits and Reports on Form 8-K.

(a)

(1)   The following are filed as a part of this report:

            o     Independent Auditors Report

            o Consolidated Statements of Financial Condition as of December 31, 2002 and December 31, 2001

            o Consolidated Statements of Income for the Years Ended December 31, 2002 and December 31, 2001

            o Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2002 and 2001

            o Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2002 and December 31, 2001

            o Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and December 31, 2001

            o     Notes to Consolidated Financial Statements

(2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)   The following exhibits are filed as part of this report.

2.0 Agreement and Plan of Merger, dated September 11, 2002, by and between West Essex Bancorp, Inc., West Essex Bank, West Essex Bancorp, M.H.C. and Kearny Financial Corp., Kearny Federal Savings Bank and Kearny MHC *

3.1   Federal MHC Subsidiary Holding Company Charter of West Essex Bancorp,
      Inc.**

3.2   Bylaws of West Essex Bancorp, Inc.**

4.0   Draft Stock Certificate of West Essex Bancorp, Inc.**

10.1  West Essex Bank Employee Stock Ownership Plan***

10.2  West Essex Bank Employee Stock Ownership Plan Trust***

10.3  ESOP Loan Commitment Letter***

10.4  West Essex Bank Employee Stock Ownership Trust Loan and Security
      Agreement***

10.5 Employment Agreement between West Essex Bank and Leopold W. Montanaro, as amended and restated ****

10.6 Employment Agreement between West Essex Bancorp, Inc. and Leopold W. Montanaro, as amended and restated ****

10.7  Three Year Change in Control Agreement between West Essex Bank and Charles
      E. Filippo***

10.8  Three Year Change in Control Agreement between West Essex Bank and Craig
      L. Montanaro***

10.9 Three Year Change in Control Agreement between West Essex Bancorp, Inc. and Charles E. Filippo***

10.10 Three Year Change in Control Agreement between West Essex Bancorp, Inc. and Craig L. Montanaro***

10.11 West Essex Bank Employee Severance Compensation Plan***

10.12 West Essex Bank Supplemental Executive Retirement Plan, as amended and restated

10.13 West Essex Bancorp, Inc. 1999 Stock Based Incentive Plan, as amended and restated*****

21.0  Subsidiaries

23.0  Consent of Radics & Co., LLC

(b)   Reports on Form 8-K

      None.

----------

* Incorporated herein by reference into this document from the Exhibit 2.1 to the Form 8-K, filed on September 12, 2002.

** Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on June 12, 1998, as amended, Registration No. 333-56729.

***Incorporated herein by reference into this document from the Exhibits to the Form 10-K, filed on March 31, 1999.

****Incorporated herein by reference into this document from the Exhibits to the Form 10-QSB, filed on August 13, 2002.

***** Incorporated herein by reference into this document from the definitive Proxy Statement dated March 27, 2000.

Item 14. Controls and Procedures

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

                                   SIGNATURES

      In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WEST ESSEX BANCORP, INC.


                                       By: /s/ Leopold W. Montanaro
                                           -------------------------------------
                                           Leopold W. Montanaro
                                           Chairman of the Board,
                                           President and Chief Executive Officer

                                           Date: March 19, 2003

      In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

Name                                     Title                         Date
----                                     -----                         ----

/s/ Leopold W. Montanaro        Chairman of the Board             March 19, 2003
---------------------------
Leopold W. Montanaro            President and Chief Executive
                                Officer
                                (principal executive officer)


/s/ Michael T. Sferrazza        Vice President and                March 19, 2003
---------------------------
Michael T. Sferrazza            Controller (principal
                                financial officer)


/s/ William J. Foody            Director                          March 19, 2003
---------------------------
William J. Foody



/s/ David F. Brandley           Director                          March 19, 2003
---------------------------
David F. Brandley



/s/ Everett N. Leonard          Director                          March 19, 2003
---------------------------
Everett N. Leonard



/s/ John J. Burke               Director                          March 19, 2003
---------------------------
John J. Burke

                                 CERTIFICATIONS

I, Leopold W. Montanaro, President and Chief Executive Officer of West Essex Bancorp, Inc., certify that:

      (1) I have reviewed this annual report on Form 10-KSB of West Essex Bancorp, Inc.;

      (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      (6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 19, 2003                       /s/ Leopold W. Montanaro
                                           -------------------------------------
                                           Leopold W. Montanaro
                                           President and Chief Executive Officer
                                           (principal executive officer)

                                 CERTIFICATIONS

I, Michael T. Sferrazza, Chief Financial Officer of West Essex Bancorp, Inc., certify that:

      (1) I have reviewed this annual report on Form 10-KSB of West Essex Bancorp, Inc.;

      (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      (6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003                /s/ Michael T. Sferrazza
                                    ------------------------------
                                    Michael T. Sferrazza
                                    Controller
                                    (principal financial and accounting officer)

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                                December 31, 2002

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)
                                December 31, 2002
                  ---------------------------------------------

                                      INDEX

                                                                          Page
                                                                         -------

Management Responsibility Statement                                         1

Independent Auditors' Report                                                2

Consolidated Statements of Financial Condition                              3
 as of December 31, 2002 and 2001

Consolidated Statements of Income for
 the Years Ended December 31, 2002 and 2001                                 4

Consolidated Statements of Comprehensive Income for
 the Years Ended December 31, 2002 and 2001                                 5

Consolidated Statements of Changes in Stockholders' Equity for
 the Years Ended December 31, 2002 and 2001                                 6

Consolidated Statements of Cash Flows for
 the Years Ended December 31, 2002 and 2001                               7 - 8

Notes to Consolidated Financial Statements                                9 - 40

All schedules are omitted because the required information is either not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.

                         [West Essex Bancorp, Inc. Logo]

                                January 31, 2003


                      MANAGEMENT RESPONSIBILITY STATEMENT

     Management of West Essex Bank, F.S.B. and subsidiary is responsible for the preparation of the consolidated financial statements and all other consolidated financial information included in this report. The consolidated financial statements were prepared in accordance with generally accepted accounting principles applied on a consistent basis. All consolidated financial information included in this report agrees with the consolidated financial statements. In preparing the consolidated financial statements, management makes informed estimates and judgements, with consideration given to materiality, about the expected results of various events and transactions.

     Management maintains a system of internal accounting control that includes personnel selection, appropriate division of responsibilities and formal procedures and policies consistent with high standards of accounting and administrative practice. Consideration has been given to the necessary balance between costs of systems of internal control and the benefits derived.

     Management reviews and modifies its systems of accounting and internal control in light of changes in conditions and operations as well as in response to recommendations from the independent certified public accounts. Management believes the accounting and internal control systems provide reasonable assurance that assets are safeguarded and financial information is reliable.

     The Board of Directors (the "Board") is responsible for determining that management fulfills its responsibilities in the preparation of the consolidated financial statements and in the control of operations. The Board appoints the independent certified public accountants. The Board meets with management, the independent certified public accountants and the internal auditor, approves the overall scope of audit work and related fee arrangements and reviews audit reports and findings.


/s/ Michael T. Sferrazza                                /s/ Leopold W. Montanaro
------------------------                                ------------------------
Michael T. Sferrazza                                    Leopold W. Montanaro
Vice President &CFO                                     President & CEO

                               /s/ Charles E. Filipo
                               -----------------------
                               Charles E. Filipo
                               Executive Vice President

417 Bloomfield Avenue, Caldwell, New Jersey 07006
(973) 226-7911 o (973) 226-6764

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders
West Essex Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of West Essex Bancorp, Inc. (the "Company") and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the second preceding paragraph present fairly, in all material respects, the consolidated financial position of West Essex Bancorp, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

January 31, 2003

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                   December 31,
                                                                                         ---------------------------------
Assets                                                                  Note(s)              2002                 2001
------                                                              --------------       -------------       -------------
Cash and amounts due from depository institutions                                        $   2,288,983       $   2,008,885
Federal funds sold                                                                          21,000,000          10,500,000
Interest-bearing deposits in other banks                                                     3,517,536           4,781,061
                                                                                         -------------       -------------

       Total cash and cash equivalents                                 1 and 17             26,806,519          17,289,946

Term deposits                                                                                       --             200,000
Investment securities held to maturity                              1, 4, 11 and 17         28,168,892          33,169,187
Mortgage-backed securities held to maturity                         1, 5, 11 and 17        182,028,706         137,327,932
Loans receivable                                                      1, 6 and 17          138,459,442         165,935,968
Real estate owned                                                       1 and 7                209,000             209,000
Premises and equipment                                                  1 and 8              2,387,148           2,502,584
Federal Home Loan Bank of New York stock                                  11                 4,227,600           3,842,800
Accrued interest receivable                                           1, 9 and 17            1,667,866           1,879,537
Excess of cost over assets acquired                                        1                 2,865,045           3,457,813
Other assets                                                              14                 5,804,044           4,949,385
                                                                                         -------------       -------------

       Total assets                                                                      $ 392,624,262       $ 370,764,152
                                                                                         =============       =============

Liabilities and Stockholders' Equity

Liabilities

Deposits                                                               10 and 17         $ 255,092,594       $ 240,864,308
Borrowed money                                                         11 and 17            84,281,526          76,855,928
Advance payments by borrowers for taxes and insurance                                          652,023             927,375
Other liabilities                                                         13                 1,143,503           1,201,590
                                                                                         -------------       -------------

       Total liabilities                                                                   341,169,646         319,849,201
                                                                                         -------------       -------------

Commitments and contingencies                                          16 and 17                    --                  --

Stockholders' Equity                                             1, 2, 12, 13 and 14

Preferred stock (par value $.01), 1,000,000 shares
  authorized; no shares issued or outstanding                                                       --                  --
Common stock (par value $.01), 9,000,000 shares
  authorized; shares issued 5,246,461; shares outstanding
  4,890,733 (2002) and 4,921,615 (2001)                                                         52,465              52,465
Additional paid-in capital                                                                  18,247,695          17,379,880
Retained earnings - substantially restricted                                                38,436,469          37,914,015
Common stock acquired by Employee Stock Ownership
  Plan ("ESOP")                                                                               (736,799)           (884,158)
Unearned Incentive Plan stock                                                                 (262,706)           (405,730)
Treasury stock, at cost; 355,728 shares (2002) and
 324,846 shares (2001)                                                                      (4,282,508)         (3,141,521)
                                                                                         -------------       -------------

       Total stockholders' equity                                                           51,454,616          50,914,951
                                                                                         -------------       -------------

       Total liabilities and stockholders' equity                                        $ 392,624,262       $ 370,764,152
                                                                                         =============       =============

See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                       Year Ended December 31,
                                                                                    ----------------------------
                                                                      Note(s)           2002             2001
                                                                     ---------      -----------      -----------
Interest income:
     Loans                                                            1 and 6       $10,889,746      $12,464,835
     Mortgage-backed securities                                          1            8,985,961        8,141,400
     Investment securities                                               1            1,839,782        2,133,395
     Securities available for sale                                       1                   --           87,310
     Other interest-earning assets                                                      371,538          638,343
                                                                                    -----------      -----------

             Total interest income                                                   22,087,027       23,465,283
                                                                                    -----------      -----------

Interest expense:
     Deposits                                                           10            6,629,021        9,048,495
     Borrowed money                                                                   4,079,039        3,734,251
                                                                                    -----------      -----------

             Total interest expense                                                  10,708,060       12,782,746
                                                                                    -----------      -----------

Net interest income                                                                  11,378,967       10,682,537
Provision for loan losses                                                6                   --               --
                                                                                    -----------      -----------

Net interest income after provision for  loan losses                                 11,378,967       10,682,537
                                                                                    -----------      -----------

Non-interest income:
     Fees and service charges                                                           372,800          350,483
     Gain on sale of securities                                          1                   --           45,000
     Other                                                                              308,058          292,184
                                                                                    -----------      -----------

             Total non-interest income                                                  680,858          687,667
                                                                                    -----------      -----------

Non-interest expenses:
     Salaries and employee benefits                                  1 and 13         5,082,356        3,625,861
     Net occupancy expense of premises                               1 and 16           396,484          363,463
     Equipment                                                           1              665,302          664,085
     Loss on real estate owned                                        1 and 7             5,410            6,165
     Amortization of intangibles                                         1              592,768          592,768
     Merger related expenses                                                            580,759               --
     Other                                                                            1,716,273        1,423,346
                                                                                    -----------      -----------

             Total non-interest expenses                                              9,039,352        6,675,688
                                                                                    -----------      -----------

Income before income taxes                                                            3,020,473        4,694,516
Income taxes                                                         1 and 14         1,515,049        1,621,123
                                                                                    -----------      -----------

Net income                                                                          $ 1,505,424      $ 3,073,393
                                                                                    ===========      ===========

Net income per common share:                                         1 and 15
     Basic                                                                          $      0.32      $      0.64
                                                                                    ===========      ===========
     Diluted                                                                        $      0.31      $      0.63
                                                                                    ===========      ===========

Weighted average number of common shares outstanding:                1 and 15
     Basic                                                                            4,726,642        4,768,681
                                                                                    ===========      ===========
     Diluted                                                                          4,860,733        4,859,567
                                                                                    ===========      ===========

See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                          Year Ended December 31,
                                                       ---------------------------
                                                          2002              2001
                                                       ----------      -----------
Net income                                             $1,505,424      $ 3,073,393
                                                       ----------      -----------

Other comprehensive income, net of income taxes:
     Unrealized holding gains on securities
          available for sale, net of income taxes
          of $18,040 in 2001                                   --           32,099

     Reclassification adjustment
          for realized (gains) on securities
          available for sale, net of income taxes
          of $16,191 in 2001                                   --          (28,809)
                                                       ----------      -----------

Other comprehensive income                                     --            3,290
                                                       ----------      -----------

Comprehensive income                                   $1,505,424      $ 3,076,683
                                                       ==========      ===========

See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                    Retained
                                                                 Additional        Earnings -      Common Stock
                                                     Common       Paid-In        Substantially      Acquired by
                                                     Stock        Capital          Restricted           ESOP
                                                    -------     ------------     -------------     ------------
Balance - December 31, 2000                         $41,972     $ 17,332,221      $ 35,733,815      $(1,031,516)

Net income for the year ended December 31, 2001          --               --         3,073,393               --

Purchase of 88,500 shares of treasury stock              --               --                --               --

Reissuance of 40,007 shares of treasury stock            --          (23,786)               --               --

Incentive Plan stock earned                              --               --                --               --

ESOP shares committed to be released                     --           81,938                --          147,358

Stock dividend                                       10,493          (10,493)               --               --

Cash dividends declared on common stock                  --               --          (893,193)              --

Unrealized gain on securities available for sale,
  net of income taxes                                    --               --                --               --
                                                    -------     ------------      ------------      -----------

Balance - December 31, 2001                          52,465       17,379,880        37,914,015         (884,158)

Net income for the year ended December 31, 2002          --               --         1,505,424               --

Purchase of 79,750 shares of treasury stock              --               --                --               --

Reissuance of 48,868 shares of treasury stock            --           (6,344)               --               --

Incentive Plan stock earned                              --               --                --               --

ESOP shares committed to be released                     --          305,342                --          147,359

Cash dividends declared on common stock                  --               --          (982,970)              --

Tax benefits of stock options exercised                  --          568,817                --               --
                                                    -------     ------------      ------------      -----------

Balance - December 31, 2002                         $52,465     $ 18,247,695      $ 38,436,469      $  (736,799)
                                                    =======     ============      ============      ===========

                                                                                   Accumulated
                                                                                      Other
                                                      Unearned                    Comprehensive        Total
                                                     Incentive      Treasury          (Loss)       Stockholders'
                                                     Plan Stock       Stock           Income          Equity
                                                     ----------    -----------    -------------    ------------
Balance - December 31, 2000                           $(530,666)   $(2,094,524)      $(3,290)      $ 49,448,012

Net income for the year ended December 31, 2001              --             --            --          3,073,393

Purchase of 88,500 shares of treasury stock                  --     (1,379,425)           --         (1,379,425)

Reissuance of 40,007 shares of treasury stock                --        332,428            --            308,642

Incentive Plan stock earned                             124,936             --            --            124,936

ESOP shares committed to be released                         --             --            --            229,296

Stock dividend                                               --             --            --                 --

Cash dividends declared on common stock                      --             --            --           (893,193)

Unrealized gain on securities available for sale,
  net of income taxes                                        --             --         3,290              3,290
                                                      ---------    -----------       -------       ------------

Balance - December 31, 2001                            (405,730)    (3,141,521)           --         50,914,951

Net income for the year ended December 31, 2002              --             --            --          1,505,424

Purchase of 79,750 shares of treasury stock                  --     (1,535,275)           --         (1,535,275)

Reissuance of 48,868 shares of treasury stock                --        394,288            --            387,944

Incentive Plan stock earned                             143,024             --            --            143,024

ESOP shares committed to be released                         --             --            --            452,701

Cash dividends declared on common stock                      --             --            --           (982,970)

Tax benefits of stock options exercised                      --             --            --            568,817
                                                      ---------    -----------       -------       ------------

Balance - December 31, 2002                           $(262,706)   $(4,282,508)      $    --       $ 51,454,616
                                                      =========    ===========       =======       ============


See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Year Ended December 31,
                                                                                       -------------------------------
                                                                                           2002               2001
                                                                                       ------------       ------------
Cash flows from operating activities:
     Net income                                                                        $  1,505,424       $  3,073,393
     Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation and amortization of premises and equipment                             241,278            250,906
        Net accretion of premiums, discounts and deferred loan fees                         (75,795)          (229,399)
        Amortization of intangibles                                                         592,768            592,768
        (Gain) on sale of securities available for sale                                          --            (45,000)
        (Gain) on trade-in of automobile                                                         --             (2,360)
        (Gain) on sale of real estate owned                                                      --            (22,083)
        Deferred income tax (benefit) expense                                              (275,438)            94,532
        Decrease in accrued interest receivable                                             211,671            362,180
        Decrease (increase) in other assets                                                  32,955           (318,873)
        (Decrease) increase in interest payable                                            (161,196)           185,830
        (Decrease) increase in other liabilities                                           (114,984)           125,439
        Amortization of Incentive Plan cost                                                 143,024            124,936
        ESOP shares committed to be released                                                452,701            229,296
                                                                                       ------------       ------------

            Net cash provided by operating activities                                     2,552,408          4,421,565
                                                                                       ------------       ------------

Cash flows from investing activities:
     Purchase of term deposits                                                                   --           (300,000)
     Proceeds from maturity of term deposits                                                200,000            100,000
     Proceeds from sales of securities available for sale                                        --          2,045,000
     Proceeds from call of security available for sale                                           --          1,000,000
     Proceeds from maturities and calls of investment securities held to maturity        21,000,000         22,848,188
     Purchases of investment securities held to maturity                                (15,671,716)       (14,000,000)
     Principal repayments on mortgage-backed securities held to maturity                 54,907,919         40,382,836
     Purchases of mortgage-backed securities held to maturity                           (99,641,757)       (59,814,828)
     Purchases of loans                                                                      (4,541)        (2,915,934)
     Net decrease in loans receivable                                                    27,261,937            986,293
     Proceeds from sales of real estate owned                                                    --            414,678
     Additions to premises and equipment                                                   (125,842)          (156,094)
     Purchase of Federal Home Loan Bank of New York stock                                  (384,800)          (284,400)
     Purchase of life insurance policy                                                           --         (1,700,000)
                                                                                       ------------       ------------

            Net cash (used in) investing activities                                     (12,458,800)       (11,394,261)
                                                                                       ------------       ------------

Cash flows from financing activities:
     Net increase in deposits                                                            14,432,710          2,818,033
     Net increase in short-term borrowed money                                           10,000,000          7,050,000
     Proceeds of long-term borrowed money                                                        --         10,000,000
     Repayment of long-term borrowed money                                               (2,574,402)        (2,484,485)
     Net (decrease) in advance payments by borrowers for
      taxes and insurance                                                                  (275,352)          (105,578)
     Purchases of treasury stock                                                         (1,535,275)        (1,379,425)
     Proceeds from sales of treasury stock                                                  344,585            294,380
     Cash dividends paid on common stock                                                   (969,301)          (808,200)
                                                                                       ------------       ------------

            Net cash provided by financing activities                                    19,422,965         15,384,725
                                                                                       ------------       ------------

Net increase in cash and cash equivalents                                                 9,516,573          8,412,029
Cash and cash equivalents - beginning                                                    17,289,946          8,877,917
                                                                                       ------------       ------------

Cash and cash equivalents - ending                                                     $ 26,806,519       $ 17,289,946
                                                                                       ============       ============

See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year Ended December 31,
                                                                   ----------------------------
                                                                       2002            2001
                                                                   -----------      -----------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Income taxes                                                  $ 1,505,720      $ 1,654,563
                                                                   ===========      ===========

     Interest                                                      $10,869,256      $12,596,916
                                                                   ===========      ===========

Supplemental schedule of noncash investing activities:
     Issuance of treasury stock to fund Supplemental Employee
       Retirement Plan                                             $    43,359      $    14,262
                                                                   ===========      ===========

     Cash dividend declared, not paid                              $   247,572      $   233,903
                                                                   ===========      ===========

Deferred income tax benefit recorded directly in
  additional paid-in capital                                       $   568,817      $        --
                                                                   ===========      ===========

See notes to consolidated financial statements.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of consolidated financial statement presentation

      The consolidated financial statements include the accounts of West Essex Bancorp, Inc. ("Company"), the Company's wholly owned subsidiary, West Essex Bank ("Bank") and the Bank's wholly owned subsidiary, West Essex Insurance Agency, Inc. ("Subsidiary"), and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany accounts and transactions have been eliminated in consolidation.

      In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses and the carrying value of excess of cost over assets acquired. Management believes that the allowance for loan losses is adequate and that excess of cost over assets acquired is appropriately valued. While management uses available information to recognize losses on loans and to assess the carrying value of excess of cost over assets acquired, future additions to the allowance for loan losses or further writedowns of excess of cost over assets acquired may be necessary based on changes in economic and market conditions in the Bank's market area.

      In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

      Cash and cash equivalents

      Cash and cash equivalents include cash and amounts due from depository institutions, federal funds sold and interest-bearing deposits in other banks with original maturities of three months or less.

      Investments and mortgage-backed securities

      Debt securities over which there exists positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities nor as held-to-maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in a separate component of stockholders' equity.

      Premiums and discounts on all securities are amortized/accreted using the interest method. Interest and dividend income on securities, which includes amortization of premiums and accretion of discounts, is recognized in the consolidated financial statements when earned. The adjusted cost basis of an identified security sold or called is used for determining security gains and losses recognized in the consolidated statements of income.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd.)

      Loans receivable

      Loans receivable are stated at unpaid principal balances less the allowance for loan losses and net deferred loan (costs) fees. Interest is calculated by the use of the actuarial method.

      The Bank defers loan origination fees and certain direct loan origination costs and amortizes such amounts, using a method which approximates the level-yield method, as an adjustment of yield over the contractual lives of the related loans.

      Uncollectible interest on loans that are contractually delinquent ninety days or more is charged off and the related loans placed on nonaccrual status, or, alternatively, an allowance for uncollectible interest is established by a charge to interest income equal to all interest previously accrued. Under either method, income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is probable, in which case the loan is returned to an accrual status.

      Allowance for loan losses

      An allowance for loan losses is maintained at a level considered adequate to absorb loan losses. Management of the Bank, in determining the allowance for loan losses, considers the risks inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with the general economic and real estate market conditions.

      The Bank utilizes a two tier approach: (1) identification of impaired loans and the establishment of specific loss allowances on such loans; and
      (2) establishment of general valuation allowances on the remainder of its loan portfolio. The Bank maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and estimated fair value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified loans based on a review of such information. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management's judgment. Although management believes that adequate loan loss allowances are established, actual losses are dependent upon future events and, as such, further additions to the level of the allowance for loan losses may be necessary.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

      Allowance for loan losses (Cont'd)

      A loan evaluated for impairment is deemed to be impaired when based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The amount of loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. All loans identified as impaired are evaluated independently. The Bank does not aggregate such loans for evaluation purposes. Payments received on impaired loans are applied first to interest receivable and then to principal.

      Real estate owned

      Real estate owned consists of real estate acquired by foreclosure or deed in lieu of foreclosure. Real estate owned is recorded at the lower of cost or fair value at date of acquisition and thereafter carried at the lower of such initially recorded amount or fair value less estimated selling costs. Costs incurred in developing or preparing properties for sale are capitalized. Income and expense related to the holding and operating of properties are recorded in operations. Gains and losses from sales of such properties are recognized as incurred.

      Concentration of risk

      The Bank's real estate and lending activity is concentrated in real estate and loans secured by real estate located in the State of New Jersey.

      Premises and equipment

      Premises and equipment are comprised of land, at cost, and buildings and improvements, leasehold improvements and furnishings and equipment, at cost less accumulated depreciation and amortization. Depreciation and amortization charges are computed on the straight-line method over the following estimated useful lives.

             Buildings and improvements        10 to 50 years
             Leasehold improvements            Shorter of useful life
                                                or term of lease
             Furnishing and equipment          3 to 10 years

      Significant renewals and betterments are charged to the property and equipment account. Maintenance and repairs are charged to expense in the year incurred. Rental income is netted against occupancy costs in the consolidated statements of income.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

      Excess of cost over assets acquired

      The cost in excess of the fair value of net assets acquired was recorded in conjunction with the acquisition of certain assets and assumption of certain liabilities of three branch offices of another financial institution. This asset is being amortized to expense over a ten-year period by use of the straight-line method.

      Interest-rate risk

      The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to purchase securities and to make loans secured by real estate. The potential for interest-rate risk exists as a result of the generally shorter duration of the Bank's interest-sensitive liabilities compared to the generally longer duration of its interest-sensitive assets. In a rising interest rate environment, liabilities will reprice faster than assets, thereby reducing net interest income. For this reason, management regularly monitors the maturity structure of the Bank's interest-earning assets and interest-bearing liabilities in order to measure its level of interest-rate risk and to plan for future volatility.

      Accounting for stock-based compensation

      Statement of Financial Accounting Standards ("Statement") No. 123 "Accounting for Stock-Based Compensation", issued by the Financial Accounting Standards Board ("FASB"), establishes financial accounting and reporting standards for stock-based employee compensation plans. While all entities are encouraged to adopt the "fair value based method" of accounting for employee stock compensation plans, Statement No. 123 also allows an entity to continue to measure compensation cost under such plans using the "intrinsic value based method" specified in Accounting Principles Board Opinion No. 25. The Company has elected to apply the intrinsic value based method. Included in Note 13 to consolidated financial statements are the pro forma disclosures required by Statement No. 123.

      Income taxes

      The Company, Bank and Subsidiary file a consolidated federal income tax return. Income taxes are allocated based on the contribution of income to the consolidated income tax return. Separate state income tax returns are filed.

      Federal and state income taxes have been provided on the basis of reported income. The amounts reflected on the income tax returns differ from these provisions due principally to temporary differences in the reporting of certain items for financial reporting and tax reporting purposes. The income tax effect of these temporary differences is accounted for as deferred income taxes applicable to future periods.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

      Net income per common share

      Basic net income per common share is computed by dividing net income for the year by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the ESOP. Diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effect of outstanding stock options and compensation grants, if dilutive, using the treasury stock method.

      Reclassification

      Certain amounts as of and for the year ended December 31, 2001, have been reclassified to conform with the current year's presentation.

2. ORGANIZATION AND STOCKHOLDERS' EQUITY

The Company is a business corporation formed at the direction of the Bank under the laws of the United States and is the stock holding company for the Bank. The Company's principal business is the operation of the Bank. West Essex Bancorp, M.H.C. ("MHC"), a mutual holding company formed at the direction of the Bank, is the majority owner of the Company, owning 60.1% and 59.7% of the Company's outstanding common stock at December 31, 2002 and 2001, respectively.

During the years ended December 31, 2002 and 2001, the MHC waived its right to receive cash dividends on the shares of Company common stock it owns. If the MHC had not waived its rights to receive dividends, the amount of such dividends would have been $1,645,000 and $1,440,000, respectively. The cumulative amount of such waived dividends at December 31, 2002 and 2001, was $4,730,000 and $3,085,000, respectively.

In addition to the 9,000,000 authorized shares of Common Stock, the Company authorized 1,000,000 shares of preferred stock with a par value of $0.01 per share (the "Preferred Stock"). The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of Preferred Stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restriction thereof. As of December 31, 2002 and 2001, there were no shares of Preferred Stock issued.

3. MERGER AGREEMENT

On September 11, 2002, the Company, the Bank and West Essex Bancorp, M.H.C., the mutual holding company which owns the majority of the outstanding capital stock of the Company, entered into a merger agreement with Kearny Financial Corp. (Kearny Financial), the parent corporation of Kearny Federal Savings Bank, and Kearny MHC, the parent company of Kearny Financial. At the date of the merger, the Company's common stock held by public stockholders other than West Essex Bancorp, M.H.C. will be purchased for $35.10 per share, in cash. The transaction is subject to several conditions including the receipt of shareholders and regulatory approvals.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. MERGER AGREEMENT (Cont'd.)

In the event the Company enters into a merger, acquisition, consolidated or other form of business combination agreement with another entity, the Company will be required to pay Kearny Financial the amount of $4.0 million in cash upon written demand by Kearny Financial. Merger related charges, which include but are not limited to professional fees for investment banking, legal and accounting, are expected to be approximately $1.3 million.

Prior to or upon the effective date of the merger, the Company's ESOP, Inventive Stock Plan, and Stock Option Plan will be terminated on such terms as contained in the merger agreement. Upon termination, all participant accounts will be considered fully vested and nonforfeitable and all remaining plan assets will be allocated to the participants.

Certain executive officers of the Bank have employment agreements or change of control agreements that will become effective on the date of the merger. Payments required under these agreements will be liabilities of Kearny Financial.

4. INVESTMENT SECURITIES HELD TO MATURITY

                                                                          December 31, 2002
                                                    -------------------------------------------------------------
                                                                          Gross Unrealized
                                                     Carrying        ---------------------------       Estimated
                                                       Value            Gains           Losses        Fair Value
                                                    -----------      ----------      -----------      -----------
U.S. Government (including agencies):
       Due within five years                        $ 8,000,000      $   35,000      $        --      $ 8,035,000
       After five years through ten years             2,492,787         185,963               --        2,678,750
       After ten years                                4,437,427          13,532            2,157        4,448,802
                                                    -----------      ----------      -----------      -----------

                                                     14,930,214         234,495            2,157       15,162,552
                                                    -----------      ----------      -----------      -----------

Obligations of states and municipalities:
       Due after five years through ten years           866,327          16,317               --          882,644
       After ten years                                2,392,069          52,343               --        2,444,412
                                                    -----------      ----------      -----------      -----------

                                                      3,258,396          68,660               --        3,327,056
                                                    -----------      ----------      -----------      -----------

Trust preferred securities due after ten years        9,980,282         105,299        1,233,677        8,851,904
                                                    -----------      ----------      -----------      -----------

                                                    $28,168,892      $  408,454      $ 1,235,834      $27,341,512
                                                    ===========      ==========      ===========      ===========

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENT SECURITIES HELD TO MATURITY (Cont'd.)

                                                                                 December 31, 2001
                                                          -------------------------------------------------------------
                                                                                 Gross Unrealized
                                                            Carrying       ---------------------------       Estimated
                                                             Value            Gains           Losses        Fair Value
                                                          -----------      ----------      -----------      -----------
U.S. Government (including agencies):
      Due after five years through ten years              $ 4,000,000      $       --      $   109,375      $ 3,890,625
      After ten years                                      18,599,690         145,604          294,026       18,451,268
                                                          -----------      ----------      -----------      -----------

                                                           22,599,690         145,604          403,401       22,341,893
                                                          -----------      ----------      -----------      -----------

Obligations of states and municipalities:
      After five years through ten years                      100,000              --              506           99,494
      After ten years                                         484,446              --            8,316          476,130
                                                          -----------      ----------      -----------      -----------

                                                              584,446              --            8,822          575,624
                                                          -----------      ----------      -----------      -----------

Trust preferred securities due after ten years              9,985,051              --        1,528,003        8,457,048
                                                          -----------      ----------      -----------      -----------

                                                          $33,169,187      $  145,604      $ 1,940,226      $31,374,565
                                                          ===========      ==========      ===========      ===========

There were no sales of investment securities held to maturity during the years ended December 31, 2002 and 2001.

At December 31, 2002 and 2001, investment securities held to maturity with an aggregate carrying value of $292,000 and $291,000, respectively, were pledged to secure public deposits.

5. MORTGAGE-BACKED SECURITIES HELD TO MATURITY

                                                                      December 31, 2002
                                              ----------------------------------------------------------------
                                                                      Gross Unrealized
                                               Carrying         ----------------------------       Estimated
                                                 Value            Gains            Losses          Fair Value
                                              ------------      ----------      ------------      ------------
Government National Mortgage Association      $ 72,661,623      $1,587,553      $         --      $ 74,249,176
Federal Home Loan Mortgage Corporation          44,332,325       1,510,783             2,375        45,840,733
Federal National Mortgage Association           55,594,531       1,577,447            16,968        57,155,010
Collateralized mortgage obligations              7,979,883         199,878                --         8,179,761
Other                                            1,460,344              --             5,002         1,455,342
                                              ------------      ----------      ------------      ------------

                                              $182,028,706      $4,875,661      $     24,345      $186,880,022
                                              ============      ==========      ============      ============

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. MORTGAGE-BACKED SECURITIES HELD TO MATURITY (Cont'd.)

                                                                     December 31, 2001
                                              ----------------------------------------------------------------
                                                                       Gross Unrealized
                                                Carrying        ----------------------------       Estimated
                                                 Value             Gains           Losses          Fair Value
                                              ------------      ----------      ------------      ------------
Government National Mortgage Association      $ 56,909,281      $  846,131      $     66,564      $ 57,688,848
Federal Home Loan Mortgage Corporation          27,872,512         755,989                --        28,628,501
Federal National Mortgage Association           24,226,546         294,116           244,610        24,276,052
Collateralized mortgage obligations             26,714,653         508,818            73,995        27,149,476
Other                                            1,604,940              --            12,383         1,592,557
                                              ------------      ----------      ------------      ------------

                                              $137,327,932      $2,405,054      $    397,552      $139,335,434
                                              ============      ==========      ============      ============

There were no sales of mortgage-backed securities held to maturity during the years ended December 31, 2002 and 2001.

At December 31, 2002 and 2001, mortgage-backed securities held to maturity having an aggregate carrying value of $404,000 and $686,000, respectively, were pledged to secure public deposits.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE

                                                         December 31,
                                              ---------------------------------
                                                  2002                 2001
                                              -------------       -------------

Real estate mortgage                          $ 117,825,640       $ 142,994,796
                                              -------------       -------------

Agency for International Development                 24,497              30,160
                                              -------------       -------------

Construction and land development                 3,289,231           9,524,452
                                              -------------       -------------

Consumer:
      Passbook or certificate                       230,904             297,788
      Equity                                     19,741,855          16,919,114
      Automobile                                     47,688             118,257
      Other                                          98,111             105,846
                                              -------------       -------------

                                                 20,118,558          17,441,005
                                              -------------       -------------

         Total loans                            141,257,926         169,990,413
                                              -------------       -------------

Less: Loans in process                            1,799,000           3,078,106
      Allowance for loan losses                   1,363,366           1,363,366
      Net deferred loan (costs)                    (363,882)           (387,027)
                                              -------------       -------------

                                                  2,798,484           4,054,445
                                              -------------       -------------

                                              $ 138,459,442       $ 165,935,968
                                              =============       =============

The Bank has granted loans to officers and directors of the Bank and to their associates. Related party loans do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $1,505,000 and $1,833,000 at December 31, 2002 and 2001, respectively. During the year ended December 31, 2002, new loans aggregating $248,000 were granted and repayments totalled $576,000.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE (Cont'd.)

Nonperforming loans consist of nonaccrual and renegotiated loans. Nonaccrual loans are those on which income under the accrual method has been discontinued with subsequent interest payments credited to interest income when received, or if ultimate collectibility of principal is in doubt, applied as principal reductions. Renegotiated loans are loans whose contractual interest rates have been reduced or where other significant concessions have been made due to a borrower's financial difficulties. Interest on renegotiated loans is accrued to interest income.

Nonperforming loans were as follows:

                                                                            December 31,
                                                                    --------------------------
                                                                       2002            2001
                                                                    ----------      ----------
                                                                           (In Thousands)
Nonaccrual                                                          $      837      $      578
Renegotiated                                                                --              --
                                                                    ----------      ----------

                                                                    $      837      $      578
                                                                    ==========      ==========

The impact of nonperforming loans on interest income is as follows:

                                                                      Year Ended December 31,
                                                                    --------------------------
                                                                       2002            2001
                                                                    ----------      ----------
                                                                         (In Thousands)
Interest income if performing in accordance with original terms     $       65      $       48
Interest income actually recorded                                           40              23
                                                                    ----------      ----------

Interest income lost                                                $       25      $       25
                                                                    ==========      ==========

The following is an analysis of the allowance for loan losses:

                                                                      Year Ended December 31,
                                                                    --------------------------
                                                                       2002            2001
                                                                    ----------      ----------
Balance - beginning                                                 $1,363,366      $1,363,366
Provision charged  to operations                                            --              --
Loans charged off                                                           --              --
                                                                    ----------      ----------

Balance - ending                                                    $1,363,366      $1,363,366
                                                                    ==========      ==========

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE (Cont'd.)

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:

                                                            December 31,
                                                      -----------------------
                                                         2002          2001
                                                      ---------      --------
                                                            (In Thousands)
      Recorded investment in impaired loans:
           With recorded allowances                   $     229      $     --
           Without recorded allowances                       --            --
                                                      ---------      --------

                   Total impaired loans                     229            --
           Related allowance for loan losses                 23            --
                                                      ---------      --------

                   Net impaired loans                 $     206      $     --
                                                      =========      ========

For the year ended December 31, 2002, the average recorded investment in impaired loans totalled $229,000. No interest income was recognized on such loans. At December 31, 2001, and during the year then ended, there were no loans classified as impaired.

7. REAL ESTATE OWNED

                                                           December 31,
                                                    ---------------------------
                                                       2002              2001
                                                    ---------         ---------

Acquired in settlement of loans                     $ 209,000         $ 209,000
                                                    =========         =========

The following is an analysis of the (loss) on real estate owned:

                                                       Year Ended December 31,
                                                    ---------------------------
                                                       2002              2001
                                                    ---------         ---------

Gain on sale, net                                   $      --         $  22,083
Carrying costs, net of rental income                   (5,410)          (28,248)
                                                    ---------         ---------

                                                    $  (5,410)        $  (6,165)
                                                    =========         =========

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. PREMISES AND EQUIPMENT

                                                            December 31,
                                                  ------------------------------
                                                     2002                2001
                                                  ----------          ----------

Land                                              $  979,315          $  979,315
                                                  ----------          ----------

Buildings and improvements                         2,224,386           2,197,156
Less accumulated depreciation                      1,145,396           1,075,012
                                                  ----------          ----------

                                                   1,078,990           1,122,144
                                                  ----------          ----------

Leasehold improvements                               112,754             112,754
Less accumulated amortization                        112,754             112,754
                                                  ----------          ----------

                                                          --                  --
                                                  ----------          ----------

Furnishings and equipment                          1,239,410           1,140,798
Less accumulated depreciation                        910,567             739,673
                                                  ----------          ----------

                                                     328,843             401,125
                                                  ----------          ----------

                                                  $2,387,148          $2,502,584
                                                  ==========          ==========

9. ACCRUED INTEREST RECEIVABLE

                                                           December 31,
                                                  ------------------------------
                                                     2002                2001
                                                  ----------          ----------

Loans                                             $  618,812          $  861,934
Mortgage-backed securities                           872,871             818,247
Investment securities                                176,183             199,356
                                                  ----------          ----------

                                                  $1,667,866          $1,879,537
                                                  ==========          ==========

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. DEPOSITS

                                                                          December 31,
                                       --------------------------------------------------------------------------------------
                                                       2002                                              2001
                                       ---------------------------------------         --------------------------------------
                                       Weighted                                        Weighted
                                        Average                                        Average
                                         Rate           Amount         Percent           Rate          Amount         Percent
                                       --------     -------------      -------         --------    -------------      -------
Demand accounts:
       Non-interest-bearing              0.00%      $  19,202,848        7.53            0.00%     $  18,272,852         7.59
       Interest-bearing                  0.94%         20,129,454        7.89            0.87%        20,956,612         8.70
                                                      -----------       -----                        -----------        ----

                                         0.48%         39,332,302       15.42            0.46%        39,229,464        16.29
Savings and club accounts                1.76%         70,727,897       27.73            2.00%        56,349,272        23.39
Certificates of deposit                  3.05%        145,032,395       56.85            4.37%       145,285,572        60.32
                                                    -------------      ------                      -------------       ------

                                         2.30%      $ 255,092,594      100.00            3.18%     $ 240,864,308       100.00
                                                    =============      ======                      =============       ======

The amount of certificates of deposit with balances of $100,000 or more at December 31, 2002 and 2001 was approximately $26,476,000 and $25,885,000, respectively.

The scheduled maturities of certificates of deposit are as follows (in thousands):

                                                            December 31,
                                                    ----------------------------
                                                      2002                2001
                                                    --------            --------

One year or less                                    $115,686            $124,431
After one to three years                              25,683              18,523
After three years                                      3,663               2,332
                                                    --------            --------

                                                    $145,032            $145,286
                                                    ========            ========

A summary of interest on deposits is as follows (in thousands):

                                                       Year Ended December 31,
                                                    ----------------------------
                                                      2002                2001
                                                    --------            --------

Demand accounts                                     $    177            $    247
Savings and club accounts                              1,300               1,100
Certificates of deposit                                5,152               7,701
                                                    --------            --------

                                                    $  6,629            $  9,048
                                                    ========            ========

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. BORROWED MONEY

                                                                          December 31,
                                                     -----------------------------------------------------
                                                               2002                         2001
                                                     ------------------------    -------------------------
                                                     Weighted                    Weighted
                                                      Average                     Average
                                                       Rate          Amount         Rate          Amount
                                                     --------     -----------    ---------     -----------
Securities sold under agreements to
 to repurchase maturing within one year                2.16%      $25,000,000       2.86%      $15,000,000

Convertible advances (a):
     due November 13, 2006                             5.90%        5,000,000       5.90%        5,000,000
     due March 24, 2008                                5.33%       10,000,000       5.33%       10,000,000
     due March 25, 2008                                5.59%       10,000,000       5.59%       10,000,000
     due March 24, 2009                                5.42%        5,000,000       5.42%        5,000,000

Monthly amortizing advances:
     Payable in 13 monthly principal
      and interest installments of $96,286 and
      a final payment of $192,818 on
      February 24, 2003                                5.84%          286,069       5.84%        1,389,595

     Payable in 73 monthly principal
      and interest installments of $55,591 and
      a final payment of $111,347 on
      February 25, 2008                                6.03%        2,995,457       6.03%        3,466,333

Term advances maturing during:
     2002                                                --                --       6.42%        1,000,000
     2003                                              6.55%        1,000,000       6.55%        1,000,000
     2004                                              5.75%       12,000,000       5.75%       12,000,000
     2008                                              5.55%        3,000,000       5.55%        3,000,000
     2011                                              5.40%       10,000,000       5.40%       10,000,000
                                                                  -----------                  -----------

                                                       4.58%      $84,281,526       5.08%      $76,855,928
                                                                  ===========                  ===========

(a) Convertible at lender option to replacement funding at then current rates on November 12, 2002, March 24, 2002, March 25, 2003 and March 24, 2004,
      respectively, and quarterly thereafter.

Certain information concerning borrowed money is summarized as follows:

                                                        Year Ended December 31,
                                                        -----------------------
                                                         2002             2001
                                                        -------         -------
                                                          (Dollars in Thousands)

Average balance outstanding                             $84,262         $66,532
Maximum month-end balance outstanding                    91,339          76,856
Average interest rate                                      4.84%           5.61%

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. BORROWED MONEY (Cont'd.)

The foregoing borrowings were secured by pledges of the Bank's investment in the following:

                                                                 December 31,
                                                             -------------------
                                                               2002        2001
                                                             -------     -------
                                                                (In Thousands)

      FHLB capital stock                                     $ 4,228     $ 3,843
      Mortgage-backed securities held to maturity             82,133      77,233
      Investment securities held to maturity                   6,578      16,875
                                                             -------     -------

                                                             $92,939     $97,951
                                                             =======     =======

12. REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted total assets (as defined). The following tables present a reconciliation of capital per GAAP and regulatory capital and information as to the Bank's capital levels at the dates presented:

                                                             December 31,
                                                       ------------------------
                                                         2002             2001
                                                       --------        --------
                                                            (In Thousands)

GAAP capital                                           $ 49,411        $ 47,739
Less: excess of cost over assets acquired                (2,865)         (3,458)
                                                       --------        --------

Core and tangible capital                                46,546          44,281
Add: allowance for loan losses                            1,363           1,363
                                                       --------        --------

       Total regulatory capital                        $ 47,909        $ 45,644
                                                       ========        ========

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. REGULATORY CAPITAL (Cont'd.)

                                                                                                   To Be Well
                                                                                                   Capitalized
                                                                                                   Under prompt
                                                                      Minimum Capital               Corrective
                                             Actual                     Requirements            Actions Provisions
                                       -------------------          -------------------        --------------------
                                       Amount        Ratio          Amount        Ratio        Amount         Ratio
                                       ------        -----          ------        -----        ------         -----
                                                                     (Dollars in Thousands)
As of December 31, 2002
Total Capital
 (to risk-weighted assets)            $47,909        36.31%        $10,555         8.00%       $13,193        10.00%

Tier 1 Capital
 (to risk-weighted assets)             46,546        35.28%             --           --          7,916         6.00%

Core (Tier 1) Capital
 (to adjusted total assets)            46,546        11.98%         15,538         4.00%        19,423         5.00%

Tangible Capital
 (to adjusted total assets)            46,546        11.98%          5,827         1.50%            --           --

As of December 31, 2001
Total Capital
 (to risk-weighted assets)            $45,644        32.35%        $11,286         8.00%       $14,107        10.00%

Tier 1 Capital
 (to risk-weighted assets)             44,281        31.39%             --           --          8,464         6.00%

Core (Tier 1) Capital
 (to adjusted total assets)            44,281        12.11%         14,632         4.00%        18,290         5.00%

Tangible Capital
 (to adjusted total assets)            44,281        12.11%          5,487         1.50%            --           --

As of September 30, 2002, the most recent notification from the OTS, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions existing or events which have occurred since notification that management believes have changed the institution's category.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. BENEFIT PLANS

      Pension Plan

      The Bank has a non-contributory pension plan covering all eligible employee. The plan is a defined benefit plan which provides benefits based on a participant's years of service and compensation. The Bank's funding policy is to contribute annually an amount ranging from the minimum to the maximum amount that can be deducted for federal income tax purposes.

      The following table sets forth the plan's funded status:

                                                                            December 31,
                                                                   ----------------------------
                                                                       2002             2001
                                                                   -----------      -----------
            Projected benefit obligation - beginning               $ 3,994,986      $ 3,482,340
            Service cost                                               171,892          141,222
            Interest cost                                              297,988          270,969
            Actuarial loss                                               4,220          228,265
            Benefits paid                                             (108,736)        (100,372)
            Settlements                                                (28,351)         (29,716)
            Plan amendments                                            472,935            2,278
                                                                   -----------      -----------

            Projected benefit obligation - ending                    4,804,934        3,994,986
                                                                   -----------      -----------

            Plan assets at fair value - beginning                    3,660,776        4,047,264
            Actual (loss) on assets                                   (284,295)        (329,778)
            Employer's contributions                                   229,823           73,378
            Benefits paid                                             (108,736)        (100,372)
            Settlements                                                (28,351)         (29,716)
                                                                   -----------      -----------

            Plan assets at fair value - ending                       3,469,217        3,660,776
                                                                   -----------      -----------

            Funded status                                           (1,335,717)        (334,210)
            Unrecognized net transition obligation                      31,647           63,292
            Unrecognized past service cost                             654,829           42,280
            Unrecognized net loss                                      472,880           39,737
                                                                   -----------      -----------

            Accrued pension cost included in other liabilities     $  (176,361)     $  (188,901)
                                                                   ===========      ===========

      The following table sets forth the components of net periodic pension cost:

                                                                      Year Ended December 31,
                                                                   ----------------------------
                                                                       2002             2001
                                                                   -----------      -----------
      Net periodic pension cost
        included the following components:
           Service cost                                            $   171,892      $   141,222
           Interest cost                                               297,988          270,969
           Expected return on plan assets                             (326,577)        (340,143)
           Amortization of net transition obligation                    31,645           31,645
           Amortization of past service cost                            42,335            9,553
           Amortization of net gain                                         --          (50,953)
                                                                   -----------      -----------

      Net periodic pension cost
        included in salaries and employee benefits                 $   217,283      $    62,293
                                                                   ===========      ===========

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. BENEFIT PLANS (Cont'd.)

      Pension Plan (Cont'd.)

      During 2002, the Plan was amended, in accordance with the Economic Growth Tax Relief Reconciliation Act of 2001, to increase the amount of compensation that can be used to determine benefits. The effect of the amendment was to increase the pension benefit obligation, as of January 1, 2002, by $472,935.

      Assumptions used to value the pension plan were as follows:

                                                         Year Ended December 31,
                                                         -----------------------
                                                          2002             2001
                                                         ------           ------

         Discount rate                                    7.25%           8.00%
         Expected long-term rate of return                8.50%           8.50%
         Rate of increase in  compensation levels         4.50%           5.50%

      On December 18, 2002, the Board of Directors of the Bank resolved, providing that the planned merger with Kearny Financial is approved and completed, that the Plan would be terminated effective on the last business day preceding such merger. Based on Plan data as of December 31, 2002, such Plan termination would result in a Plan termination expense of approximately $762,000. The actual termination expense recorded may differ from this amount due to additional benefits earned through the termination date and changes in the market value of Plan assets, which are primarily mutual funds.

      ESOP

      The Bank maintains an ESOP for all eligible employees who have completed a twelve-month period of employment with the Bank and at least 1,000 hours of service and have attained the age of 21. The ESOP used $1,473,854 in proceeds from a term loan obtained from the Company to purchase 147,768 shares of Company common stock in the open market. In conjunction with the 5-for-4 split of the Company's common stock in October 2002, the ESOP shares increased from 147,768 to 184,710. The term loan principal is payable over ten equal annual installments through December 31, 2007. Interest on the term loan is fixed at a rate of 8.25%. Each year, the Bank intends to make discretionary contributions to the ESOP which will be equal to principal and interest payments required on the term loan. The loan is further paid down by the amount of dividends paid, if any, on the common stock owned by the ESOP.

      Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants. Contributions to the ESOP and shares released from the suspense account will be allocated among the participants on the basis of compensation, as described by the Plan, in the year of allocation.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. BENEFIT PLANS (Cont'd.)

      ESOP (Cont'd.)

      The ESOP is accounted for in accordance with Statement of Position 93-6 "Accounting for Employee Stock Ownership Plans", which was issued by the American Institute of Certified Public Accountants. Accordingly, the ESOP shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $453,000 and $229,000 for the years ended December 31, 2002 and 2001, respectively.

      The ESOP shares were as follows:

                                                             December 31,
                                                       -------------------------
                                                          2002           2001
                                                       ----------     ----------

            Allocated shares                               92,355         73,884
            Unreleased shares                              92,355        110,826
                                                       ----------     ----------

            Total ESOP shares                             184,710        184,710
                                                       ==========     ==========

            Fair value of unreleased shares            $3,222,266     $1,690,097
                                                       ==========     ==========

      In addition to the above, the Company has established a supplemental benefit plan to offset the ESOP benefit reduction applicable to certain members of Company management due to limitations imposed by the Internal Revenue Code. The amount expensed related to this plan totalled approximately $137,000 and $23,000 for the years ended December 31, 2002 and 2001, respectively. A portion of the 2001 and 2000 liabilities was settled via the issuance of 3,528 shares and 1,422 shares, respectively, of Company common stock during the years ended December 31, 2002 and 2001, respectively.

      1999 Stock-Based Incentive Plan (the "Incentive Plan")

      In April 1999, the Company's stockholders approved, and the Company implemented the Incentive Plan. Under the Incentive Plan, employees of the Company and its subsidiaries may be awarded up to 92,355 shares of Company common stock (the "Stock Awards") and issued options to purchase up to 230,889 shares of Company common stock (the "Stock Options"). Additional information on the Stock Awards and Stock Options is contained in the succeeding paragraphs.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. BENEFIT PLANS (Cont'd.)

      Stock Awards

      Stock Awards under the Incentive Plan are granted in the form of Company common stock, which are held by the Incentive Plan Trust, and vest over a period of five years (20% annually from the date of grant). The Stock Awards become fully vested upon the death or disability of the awardee. During the years ended December 31, 2002 and 2001, approximately $143,000 and $125,000, respectively, in expense related to the Stock Awards was recorded. The amount of expense recorded for the Stock Awards is based upon the number of shares awarded, the market price of the Company's common stock at the grant date and the period over which the Stock Awards are earned (60 months).

      Stock award activity is summarized as follows:

                                                                   Grant Price Per Share
                                                   Shares      ----------------------------
                                                  Granted          Range            Average
                                                  -------      -------------        -------
          Balance - December 31, 2000              65,752         $  7.60            $ 7.60

                Shares granted                      7,169          14.60              14.60
                Shares issued                     (19,214)          7.60               7.60
                                                  --------

          Balance - December 31, 2001              53,707       7.60 - 14.60           8.53

                Shares granted                      3,535           19.09             19.09
                Shares issued                     (25,086)      7.60 - 19.09           8.90
                                                  --------

          Balance - December 31, 2002              32,156      $7.60 - $19.09        $ 9.41
                                                  =======

      Stock Options

      Stock Options granted under the Incentive Plan may be either options that qualify as incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or non-statutory options. Options granted will vest and will be exercisable on a cumulative basis in equal installments at the rate of 20% per year commencing one year from the date of grant. All options granted will be exercisable in the event the optionee terminates his employment due to death or disability. The options expire ten years from the date of grant. The options are summarized as follows:

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. BENEFIT PLANS (Cont'd.)

      Stock Options (Cont'd.)

                                                    Number of Option Shares                Exercise Price Per Share
                                              ----------------------------------           -------------------------
                                                 Non-
                                              Incentive    Incentive       Total           Range             Average
                                              ---------    ---------       -----           -----             -------
         Balance - December 31, 2000            58,570       161,490       220,060         $ 7.60             $ 7.60

         Options granted                            --        10,829        10,829         14.60               14.60

         Options exercised                     (14,058)      (24,996)      (39,054)         7.60                7.60
                                               -------      --------      --------

         Balance - December 31, 2001            44,512       147,323       191,835      7.60 - 14.60            8.00

         Options granted                            --         1,000         1,000         19.09               19.09
         Options cancelled                          --        (1,000)       (1,000)        14.60               14.60
         Options exercised                          --       (45,340)      (45,340)         7.60                7.60
                                               -------      --------      --------

         Balance - December 31, 2002            44,512       101,983       146,495     $ 7.60 - $19.09        $ 8.15
                                               =======      ========      ========

      At December 31, 2002 and 2001, options for 55,005 shares and 56,748 shares, respectively, were excercisable. At December 31, 2002, all options available under the Incentive Plan had been granted.

      The Company, as permitted by Statement No. 123, recognizes compensation cost for stock options granted based on the intrinsic value method instead of the fair value based method. The weighted-average grant-date fair values of the stock options granted during 2002 and 2001, which have exercise prices equal to the market price of the Company's common stock at the grant dates, were estimated using the Black-Scholes option-pricing model. Such fair values and the assumptions used for estimating fair value are as follows:

                                                                           Year Ended December 31,
                                                                        ----------------------------
                                                                           2002              2001
                                                                        ---------          ---------
               Weighted average grant-date fair value per share           $19.09             $4.72
               Expected common stock dividend yield                       2.93%              3.29%
               Expected volatility                                        58.17%            38.08%
               Expected option life                                     6.5 years          6.5 years
               Risk-free interest rate                                    4.18%              4.66%

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. BENEFIT PLANS (Cont'd.)

      Stock Options (Cont'd.)

      Proforma data, assuming usage of the fair value based method, is as follows:

                                                                            Net Income Per Share
                                                               Net          --------------------
                                                              Income        Basic        Diluted
                                                           -----------      -----        -------
         Year ended December 31, 2002:
               As reported                                 $ 1,505,424      $0.32         $0.31

               Stock-based compensation,
                 net of income taxes, as if
                 the fair value based method
                 had been applied                              (60,248)     (0.01)        (0.01)
                                                           -----------      -----         -----

               Proforma                                    $ 1,445,176      $0.31         $0.30
                                                           ===========      =====         =====

         Year ended December 31, 2001:
               As reported                                 $ 3,073,393      $0.64         $0.63

               Stock-based compensation,
                 net of income taxes, as if
                 the fair value based method
                 had been applied                              (57,754)     (0.01)        (0.01)
                                                           -----------      -----         -----

               Proforma                                    $ 3,015,639      $0.63         $0.62
                                                           ===========      =====         =====

14. INCOME TAXES

The Bank qualifies as a Savings Institution under the provisions of the Internal Revenue Code and, therefore, must calculate its bad debt deduction using either the experience method or the specific charge off method. Retained earnings at December 31, 2002, include approximately $6.8 million of such bad debt allowance for which federal income taxes have not been provided. If such amount is used for purposes other than for bad debt losses, including distributions in liquidation, it will be subject to income tax at the then current rate.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. INCOME TAXES (Cont'd.)

The components of income taxes are summarized as follows:

                                                        Year Ended December 31,
                                                     ---------------------------
                                                        2002              2001
                                                     -----------      ----------
      Current tax expense:
          Federal income                             $ 1,372,968      $1,402,918
          State income                                   417,519         123,673
                                                     -----------      ----------

                                                       1,790,487       1,526,591
                                                     -----------      ----------
      Deferred tax expense (benefit):
          Federal income                                 (56,067)         87,256
          State income                                  (219,371)          7,276
                                                     -----------      ----------

                                                        (275,438)         94,532
                                                     -----------      ----------

                                                     $ 1,515,049      $1,621,123
                                                     ===========      ==========

The components of the net deferred income tax asset are as follows:

                                                                         December 31,
                                                                  -------------------------
                                                                     2002           2001
                                                                  ----------     ----------
      Deferred tax assets:
          Allowance for loan losses                               $  522,480     $  489,985
          Benefit plans                                              215,126        191,789
          Goodwill                                                   839,783        705,718
          Other                                                       38,762         12,505
                                                                  ----------     ----------

              Total deferred tax assets                            1,616,151      1,399,997
                                                                  ----------     ----------

      Deferred tax liabilities:
          Deferred loan origination fees, net                        218,645        279,755
          Other                                                       13,964         12,138
                                                                  ----------     ----------

              Total deferred tax liabilities                         232,609        291,893
                                                                  ----------     ----------

              Net deferred tax asset included in other assets     $1,383,542     $1,108,104
                                                                  ==========     ==========

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. INCOME TAXES (Cont'd.)

The following table presents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the normal federal income tax rate of 34% to income before income taxes:

                                                                     Year Ended December 31,
                                                                ----------------------------
                                                                    2002            2001
                                                                -----------      -----------
      Federal income tax                                        $ 1,026,961      $ 1,596,135
      Increases (reductions) in taxes resulting from:
            Adjustment of deferred state income tax
              assets due to change in state income tax rate        (119,148)              --
            New Jersey state income tax,
             net of federal income tax effect                       249,926           86,426
            Non-deductible compensation expense                     213,000               --
            Non-deductible merger expenses                          197,458               --
            Other items, net                                        (53,148)         (61,438)
                                                                -----------      -----------

      Effective income tax                                      $ 1,515,049      $ 1,621,123
                                                                ===========      ===========

15. NET INCOME PER COMMON SHARE

                                                      Year Ended December 31, 2002
                                                 --------------------------------------
                                                                 Weighted
                                                    Net          Average      Per Share
                                                   Income        Shares        Amounts
                                                 ----------     ---------     ---------
      Basic net income per share                 $1,505,424     4,726,642     $   0.32
                                                                              ========

      Effect of dilutive securities:
             Stock options                               --       118,504
             Other                                       --        15,587
                                                 ----------     ---------

      Diluted net income per share               $1,505,424     4,860,733     $   0.31
                                                 ==========     =========     ========

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. NET INCOME PER COMMON SHARE (Cont'd.)

                                                   Year Ended December 31, 2001
                                             --------------------------------------
                                                             Weighted
                                                 Net          Average     Per Share
                                               Income         Shares       Amounts
                                             ----------     ---------     ---------
      Basic net income per share             $3,073,393     4,768,681     $   0.64
                                                                          ========

      Effect of dilutive securities:
            Stock options                            --        78,211
            Other                                    --        12,675
                                             ----------     ---------

      Diluted net income per share           $3,073,393     4,859,567     $   0.63
                                             ==========     =========     ========

16. COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments primarily include commitments to extend credit. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contractual amounts of these instruments reflect the extent of involvement the Bank has in those particular classes of financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

At December 31, 2002 and 2001, the Bank had $2,547,000 and $5,505,000,
respectively, in outstanding commitments to originate and purchase loans. The outstanding commitments at December 31, 2002, include $805,000 for fixed rate mortgage loans at rates ranging from 5.50% to 5.625%, $367,000 for fixed rate home equity loans at rates ranging from 5.375% to 6.75%, $75,000 for a floating rate home equity line of credit with an initial rate of 6.00%, and a $1,300,000 construction loan with a fixed rate of 6.00%.

At December 31, 2002 and 2001, undisbursed funds from approved lines of credit under a homeowners' equity lending program amounted to approximately $11,958,000 and $9,179,000, respectively. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand. The interest rate charged for any month on funds disbursed under the program ranges from 0.50% below to 1.75% above the prime rate published in The Wall Street Journal on the last day of the preceding month.

At December 31, 2002 and 2001, undisbursed funds from approved unsecured lines of credit under the Credit Reserve program totalled $186,000 and $141,000, respectively. Funds drawn on these lines are assessed interest at a rate of 15.00%.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. COMMITMENTS AND CONTINGENCIES (Cont'd.)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but primarily includes commercial and residential real estate.

Rentals under a long-term operating lease for a branch office amounted to approximately $56,000 for each of the years ended December 31, 2002 and 2001. At December 31, 2002, the minimum rental commitment under this noncancellable lease expiring in October 2003 is $46,000.

The Bank also has, in the normal course of business, commitments for services and supplies. Management does not anticipate losses on any of these transactions.

The Bank is a party to various litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have a material effect on the consolidated financial position or operations of the Company.

17. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. Significant estimations were used for the purposes of this disclosure. Estimated fair values have been determined using the best available data and estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate their recorded book balances. The estimation methodologies used and the estimated fair values and carrying values of financial instruments are set forth below:

      Cash and cash equivalents and accrued interest receivable

      The carrying amounts for cash and cash equivalents and accrued interest receivable approximate fair value.

      Term Deposits

      The fair value of term deposits is estimated by discounting future cash flows, using the current rates at which term deposits of similar remaining maturities could be obtained.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Cont'd.)

      Securities

      The fair values for investment securities held to maturity and mortgage-backed securities held to maturity are based on quoted market prices or dealer prices, if available. If quoted market prices or dealer prices are not available, fair value is estimated using quoted market prices or dealer prices for similar securities.

      Loans

      The fair value of loans is estimated by discounting future cash flows, using the current rates at which similar loans with similar remaining maturities would be made to borrowers with similar credit ratings.

      Deposits

      For demand, savings and club accounts, fair value is the carrying amount reported in the consolidated financial statements. For certificates of deposit, fair value is estimated by discounting future cash flows, using rates currently offered for deposits of similar remaining maturities.

      Borrowed money

      Fair value is estimated using rates currently offered for liabilities of similar remaining maturities, or when available, quoted market prices.

      Commitments to extend credit

      The fair value of credit commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Cont'd.)

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

                                                                          December 31,
                                                      -----------------------------------------------
                                                               2002                     2001
                                                      ---------------------     ---------------------
                                                      Carrying    Estimated     Carrying    Estimated
                                                        Value     Fair Value     Value      Fair Value
                                                      --------    ----------    --------    ----------
      Financial assets

      Cash and cash equivalents                       $ 26,807     $ 26,807     $ 17,290     $ 17,290
      Term deposits                                         --           --          200          202
      Investment securities held to maturity            28,169       27,342       33,169       31,375
      Mortgage-backed securities held to maturity      182,029      186,880      137,328      139,335
      Loans receivable                                 138,459      139,737      165,936      170,008
      Accrued interest receivable                        1,668        1,668        1,880        1,880

      Financial liabilities

      Deposits                                         255,093      256,733      240,864      242,826
      Borrowed money                                    84,282       89,807       76,856       76,711

      Commitments

      Loan origination and purchase                      2,547        2,547        5,505        5,505
      Unused lines of credit                            12,144       12,144        9,320        9,320

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

In addition, fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business, and exclude the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment, real estate owned and advance payments by borrowers for taxes and insurance. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Cont'd.)

Finally, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated fair values.

18. PARENT ONLY FINANCIAL INFORMATION

The following are the condensed financial statements for West Essex Bancorp, Inc. (Parent company only).

                             STATEMENTS OF CONDITION


                                                           December 31,
                                                    ----------------------------
                                                        2002             2001
                                                    -----------      -----------
Assets:
        Cash and due from banks                     $   304,888      $    19,564
        Interest-bearing deposits                       251,310          359,343
        Securities held to maturity                   1,047,960        1,051,829
        Loan receivable                                 830,578        1,570,096
        Real estate owned                               209,000          209,000
        Investment in subsidiaries                   49,411,383       47,738,943
        Due from subsidiaries                                --          199,252
        Other assets                                     19,242           19,450
                                                    -----------      -----------

               Total assets                         $52,074,361      $51,167,477
                                                    -----------      -----------

Liabilities:
        Due to subsidiaries                         $   348,574      $        --
        Other liabilities                               271,171          252,526
                                                    -----------      -----------

                                                        619,745          252,526

Stockholders' equity                                 51,454,616       50,914,951
                                                    -----------      -----------

Total liabilities and stockholders' equity          $52,074,361      $51,167,477
                                                    ===========      ===========

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. PARENT ONLY FINANCIAL INFORMATION (Cont'd.)

                              STATEMENTS OF INCOME

                                                       Year Ended December 31,
                                                    ----------------------------
                                                       2002              2001
                                                    -----------       ----------

Dividend from subsidiary                            $ 1,039,000       $       --
Interest income                                         164,056          292,708
Other                                                       546               --
                                                    -----------       ----------

               Total income                           1,203,602          292,708
                                                    -----------       ----------

Merger related expenses                                  42,475               --
Other non-interest expenses                             232,375          152,337
                                                    -----------       ----------

               Total non-interest expenses              274,850          152,337
                                                    -----------       ----------

Income before income tax and equity in
   undistributed earnings of subsidiaries               928,752          140,371
Income tax                                              (24,975)          48,530
                                                    -----------       ----------

Income before equity in undistributed
  earnings of subsidiaries                              953,727           91,841
Equity in undistributed
  earnings of subsidiaries                              551,697        2,981,552
                                                    -----------       ----------

Net income                                          $ 1,505,424       $3,073,393
                                                    -----------       ----------

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. PARENT ONLY FINANCIAL INFORMATION (Cont'd.)

                            STATEMENTS OF CASH FLOWS

                                                                       Year Ended December 31,
                                                                    ----------------------------
                                                                        2002            2001
                                                                    -----------      -----------
Cash flows from operating activities:
        Net income                                                  $ 1,505,424      $ 3,073,393
        Adjustments to reconcile net income to net cash
          provided by operating activities:
               Net amortization of premium and discount                   3,869            3,599
               Equity in undistributed earnings of subsidiaries        (551,697)      (2,981,552)
               Loss on sales of real estate owned                            --           11,924
               Decrease (increase) in other assets                          208          (15,317)
               Change in due to/from subsidiaries                       591,625          (12,079)
               Increase (decrease) in other liabilities                   4,976           (6,824)
                                                                    -----------      -----------

                      Net cash provided by operating activities       1,554,405           73,144
                                                                    -----------      -----------

Cash flows from investing activities:
        Decrease in loans receivable                                    739,518        2,140,897
        Purchase of real estate owned from subsidiary                        --         (240,890)
        Proceeds from sales of real estate owned                             --           19,966
                                                                    -----------      -----------

                      Net cash provided by investing activities         739,518        1,919,973
                                                                    -----------      -----------

Cash flows from financing activities:
        Purchase of treasury stock                                   (1,535,275)      (1,379,425)
        Proceeds from sales of treasury stock                           387,944          294,380
        Cash dividends paid to stockholders                            (969,301)        (808,200)
                                                                    -----------      -----------

                      Net cash (used in ) financing activities       (2,116,632)      (1,893,245)
                                                                    -----------      -----------

Net increase in cash and cash equivalents                               177,291           99,872

Cash and cash equivalents - beginning                                   378,907          279,035
                                                                    -----------      -----------

Cash and cash equivalents - ending                                  $   556,198      $   378,907
                                                                    ===========      ===========

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                Quarter Ended
                                                           -------------------------------------------------------
                                                           March 31,    June 30,      September 30,   December 31,
                                                             2002         2002            2002            2002
                                                           ---------    --------      -------------   ------------
                                                                 (In thousands, except for per share amounts)
Total interest income                                       $5,609       $5,709          $5,501          $ 5,268
Total interest expense                                       2,762        2,702           2,697            2,547
                                                            ------       ------          ------          -------

Net interest income                                          2,847        3,007           2,804            2,721

Provision for loan losses                                       --           --              --               --
Non-interest income                                            165          210             156              150
Non-interest expenses                                        1,779        1,887           2,256            3,118
Income taxes                                                   429          474             355              257
                                                            ------       ------          ------          -------


Net income (loss)                                           $  804       $  856          $  349          $  (504)
                                                            ======       ======          ======          =======
Net income (loss) per common share:
    Basic                                                   $0.169       $0.182          $0.074          $(0.106)
    Diluted                                                  0.165        0.177           0.072           (0.103)

Weighted average number of
 common shares outstanding:
    Basic                                                    4,750        4,709           4,705            4,743
    Diluted                                                  4,874        4,840           4,846            4,882

                                                                               Quarter Ended
                                                           -------------------------------------------------------
                                                           March 31,    June 30,      September 30,   December 31,
                                                             2001         2001             2001           2001
                                                           ---------    --------      -------------   ------------
                                                               (In thousands, except for per share amounts)
Total interest income                                       $6,129       $5,883          $5,808          $ 5,645
Total interest expense                                       3,353        3,272           3,183            2,974
                                                            ------       ------          ------          -------

Net interest income                                          2,776        2,611           2,625            2,671

Provision for loan losses                                       --           --              --               --
Non-interest income                                            177          151             163              197
Non-interest expenses                                        1,714        1,675           1,585            1,703
Income taxes                                                   441          375             392              413
                                                            ------       ------          ------          -------

Net income                                                  $  798       $  712          $  811          $   752
                                                            ======       ======          ======          =======
Net income per common share:
    Basic                                                   $0.167       $0.149          $0.171          $ 0.158
    Diluted                                                  0.165        0.146           0.167            0.155

Weighted average number of
 common shares outstanding:
    Basic                                                    4,781        4,780           4,753            4,761
    Diluted                                                  4,850        4,863           4,863            4,863