Form 10QSB
period 2003-03-31
WEST ESSEX BANCORP INC
filed 2003-05-14
CIK 1063438

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2003
                                ------------------------------------------------
                                       OR

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
[_]    EXCHANGE ACT OF 1934

For the transition period from                          to
                                -----------------------     --------------------

                         Commission File Number 0-29770


                            WEST ESSEX BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



      UNITED STATES                                      22-3597632
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification Number)


417 Bloomfield Avenue, Caldwell, New Jersey                  07006
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code            973-226-7911
                                                  ------------------------------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

4,890,733 shares of common stock, par value $0.01 par share, were outstanding as of April 25, 2003.



Transitional Small Business Disclosure Format (check one):   Yes [_]     No [X]

                            WEST ESSEX BANCORP, INC.

                                   FORM 10-QSB

                      For the Quarter Ended March 31, 2003


                                      INDEX




                                                                         Page
                                                                        Number
                                                                       ---------

PART I         FINANCIAL INFORMATION

               Financial Statements                                        1
       Item 1.

                  Consolidated Statements of Financial Condition at
                  March 31, 2003 and December 31, 2002 (Unaudited)         2


                  Consolidated Statements of Income for the
                  Three Months Ended March 31, 2003 and 2002 (Unaudited)   3


                  Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2003 and 2002 (Unaudited)   4


                  Notes to Consolidated Financial Statements             5 - 6


       Item 2.    Management's Discussion and Analysis or Plan
                  of Operation                                           7 - 11


       Item 3.    Controls and Procedures                                 11


PART II           OTHER INFORMATION

       Item 1.    Legal Proceedings                                       12
       Item 2.    Changes in Securities                                   12
       Item 3.    Defaults Upon Senior Securities                         12
       Item 4.    Submission of Matters to a Vote of Security Holders   12 - 13
       Item 5.    Other Information                                       13
       Item 6.    Exhibits and Reports on Form 8-K                        13


SIGNATURES                                                                14


CERTIFICATIONS                                                          15 - 16

                            WEST ESSEX BANCORP, INC.
                          PART I. FINANCIAL INFORMATION
                                 March 31, 2003
                  ---------------------------------------------



ITEM 1.  FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. West Essex Bancorp, Inc. (the "Registrant" or the "Company") believes that the disclosures presented are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002.

The results of operations for the three month period ended March 31, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------


                                                                    March 31,          December 31,
                                                                      2003                 2002
                                                               -----------------   ----------------
Assets                                                                      (Unaudited)
------

Cash and amounts due from depository institutions                $   2,252,444       $   2,288,983
Federal funds sold                                                  12,500,000          21,000,000
Interest-bearing deposits in other banks                            17,003,849           3,517,536
                                                                 -------------       -------------

       Total cash and cash equivalents                              31,756,293          26,806,519

Investment securities held to maturity                              46,731,338          28,168,892
Mortgage-backed securities held to maturity                        163,164,030         182,028,706
Loans receivable                                                   126,537,540         138,459,442
Real estate owned                                                      209,000             209,000
Premises and equipment                                               2,343,629           2,387,148
Federal Home Loan Bank of New York stock                             3,693,700           4,227,600
Accrued interest receivable                                          1,600,594           1,667,866
Excess of cost over assets acquired                                  2,716,853           2,865,045
Other assets                                                         5,670,742           5,804,044
                                                                 -------------       -------------

       Total assets                                              $ 384,423,719       $ 392,624,262
                                                                 =============       =============

Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------

Deposits                                                         $ 256,761,388       $ 255,092,594
Borrowed money                                                      73,873,244          84,281,526
Advance payments by borrowers for taxes and insurance                  638,989             652,023
Other liabilities                                                    1,253,918           1,143,503
                                                                 -------------       -------------

       Total liabilities                                           332,527,539         341,169,646
                                                                 -------------       -------------

Stockholders' Equity
--------------------

Preferred stock (par value $.01), 1,000,000 shares
  authorized; no shares issued or outstanding                               --                  --
Common stock (par value $.01), 9,000,000 shares authorized;
  shares issued 5,246,461; shares outstanding 4,890,733                 52,465              52,465
Additional paid-in capital                                          18,379,004          18,247,695
Retained earnings - substantially restricted                        38,675,276          38,436,469
Common stock acquired by Employee Stock Ownership
  Plan ("ESOP")                                                       (699,960)           (736,799)
Unearned Incentive Plan stock                                         (228,097)           (262,706)
Treasury stock, at cost; 355,728 shares                             (4,282,508)         (4,282,508)
                                                                 -------------       -------------

       Total stockholders' equity                                   51,896,180          51,454,616
                                                                 -------------       -------------

       Total liabilities and stockholders' equity                $ 384,423,719       $ 392,624,262
                                                                 =============       =============



See notes to consolidated financial statements.
                                                                           2.

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    -----------------------------------------



                                                              Three Months Ended March 31,
                                                             -----------------------------
                                                                2003              2002
                                                             -----------       -----------
                                                                      (Unaudited)
Interest income:
     Loans                                                   $2,211,341        $2,887,668
     Mortgage-backed securities                               2,095,978         2,173,898
     Investment securities                                      317,598           465,965
     Other interest-earning assets                              132,854            80,932
                                                             ----------        ----------

             Total interest income                            4,757,771         5,608,463
                                                             ----------        ----------

Interest expense:
     Deposits                                                 1,409,837         1,793,938
     Borrowed money                                             924,083           967,841
                                                             ----------        ----------

             Total interest expense                           2,333,920         2,761,779
                                                             ----------        ----------

Net interest income                                           2,423,851         2,846,684
Provision for loan losses                                            --                --
                                                             ----------        ----------

Net interest income after provision for loan losses           2,423,851         2,846,684
                                                             ----------        ----------

Non-interest income:
     Fees and service charges                                    84,248            82,247
     Other                                                       77,357            82,258
                                                             ----------        ----------

             Total non-interest income                          161,605           164,505
                                                             ----------        ----------

Non-interest expenses:
     Salaries and employee benefits                           1,020,232         1,004,773
     Net occupancy expense of premises                          141,722            93,833
     Equipment                                                  153,294           170,170
     Loss on real estate owned                                       --             1,287
     Amortization of intangibles                                148,192           148,192
     Merger related expenses                                     25,703                --
     Miscellaneous                                              321,666           360,262
                                                             ----------        ----------

             Total non-interest expenses                      1,810,809         1,778,517
                                                             ----------        ----------

Income before income taxes                                      774,647         1,232,672
Income taxes                                                    287,613           428,229
                                                             ----------        ----------

Net income                                                   $  487,034        $  804,443
                                                             ==========        ==========

Net income per common share:
     Basic                                                   $     0.10        $     0.17
     Diluted                                                 $     0.10        $     0.17
                                                             ==========        ==========

Weighted average number of common shares outstanding:
     Basic                                                    4,769,075         4,749,825
     Diluted                                                  4,894,985         4,874,223
                                                             ==========        ==========

See notes to consolidated financial statements

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -----------------------------------------



                                                                                          Three Months Ended March 31,
                                                                                        -------------------------------
                                                                                            2003               2002
                                                                                        ------------       ------------
                                                                                                  (Unaudited)
Cash flows from operating activities:
      Net income                                                                        $    487,034       $    804,443
      Adjustments to reconcile net income
       to net cash provided by operating activities:
           Depreciation and amortization of premises and equipment                            54,989             63,322
           Net accretion of premiums, discounts and deferred loan fees                        91,215            (31,316)
           Amortization of intangibles                                                       148,192            148,192
           Decrease (increase) in accrued interest receivable                                 67,272           (151,189)
           Decrease (increase) in other assets                                               133,302           (451,359)
           (Decrease) in interest payable                                                    (62,905)          (116,075)
           Increase in other liabilities                                                     118,521              5,616
           Amortization of Incentive Plan costs                                               34,609             31,671
           ESOP shares committed to be released                                              168,148             86,903
                                                                                        ------------       ------------

               Net cash provided by operating activities                                   1,240,377            390,208
                                                                                        ------------       ------------

Cash flows from investing activities:
      Proceeds from maturities of term deposits                                                   --            200,000
      Proceeds from maturities and calls of investment securities held to maturity        11,441,348          2,000,000
      Purchases of investment securities held to maturity                                (30,000,000)                --
      Principal repayments on mortgage-backed securities held to maturity                 18,840,403         10,929,406
      Purchases of mortgage-backed securities held to maturity                                    --        (26,955,294)
      Purchases of loans receivable                                                               --             (4,541)
      Net decrease in loans receivable                                                    11,851,166          4,201,984
      Additions to premises and equipment                                                    (11,470)           (19,845)
      Redemption of Federal Home Loan Bank of New York stock                                 533,900             12,800
                                                                                        ------------       ------------

               Net cash provided by (used in) investing activities                        12,655,347         (9,635,490)
                                                                                        ------------       ------------

Cash flows from financing activities:
      Net increase in deposits                                                             1,723,593          2,685,544
      Net (decrease) in short-term borrowed money                                        (10,000,000)                --
      Repayment of long-term borrowed money                                                 (408,282)          (384,963)
      Net (decrease) in advance payments by borrowers for taxes
        and insurance                                                                        (13,034)            (2,046)
      Purchases of treasury stock                                                                 --           (469,400)
      Cash dividends paid                                                                   (248,227)          (248,961)
                                                                                        ------------       ------------

               Net cash (used in) provided by financing activities                        (8,945,950)         1,580,174
                                                                                        ------------       ------------

Net increase (decrease) in cash and cash equivalents                                       4,949,774         (7,665,108)
Cash and cash equivalents - beginning                                                     26,806,519         17,289,946
                                                                                        ------------       ------------

Cash and cash equivalents - ending                                                      $ 31,756,293       $  9,624,838
                                                                                        ============       ============

Supplemental disclosure of cash flow information: Cash paid during the year for:
      Income taxes                                                                      $         --       $         --
                                                                                        ============       ============

      Interest                                                                          $  2,396,825       $  2,877,854
                                                                                        ============       ============

      Issuance of treasury stock to fund Supplemental Employee
           Retirement Plan                                                              $         --       $     43,359
                                                                                        ============       ============



See notes to consolidated financial statements

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


2.   BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and regulations S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results which may be expected for the entire fiscal year.


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


4.   COMPREHENSIVE INCOME
-------------------------

At March 31, 2003, and during the quarters ended March 31, 2003 and 2002, the Company had no items of other comprehensive income.


5.   MERGER AGREEMENT
---------------------

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

                    WEST ESSEX BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


5.   MERGER AGREEMENT  (Cont'd.)
--------------------------------

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

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

     Total assets were $384.4 million at March 31, 2003, compared to $392.6 million at December 31, 2002, a decrease of $8.2 million, or 2.1%.

     Cash and cash equivalents, primarily federal funds sold and interest-bearing deposits in other banks, increased $5.0 million to $31.8 million at March 31, 2003 from $26.8 million at December 31, 2002. Cash and cash equivalents represented 8.3% of total assets at March 31, 2003, up from 6.8% of total assets at December 31, 2002.

     In the aggregate, mortgage-backed securities and investment securities, all of which are held to maturity, totalled $209.9 million at March 31, 2003, a decrease of $303,000, or 0.1%, from $210.2 million at December 31, 2002. Mortgage-backed securities decreased $18.9 million due to repayments exceeding purchases. Investment securities increased $18.6 million due primarily to purchases of lower yielding securities exceeding calls of several higher yielding securities in advance of scheduled maturities.

     Loans receivable decreased by $12.0 million, or 8.6%, to $126.5 million at March 31, 2003 from $138.5 million at December 31, 2002, due to loan repayments exceeding originations.

     Deposits totalled $256.8 million at March 31, 2003, an increase of $1.7 million, or 0.7%, from the $255.1 million balance at December 31, 2002.

     Borrowed money decreased $10.4 million to $73.9 million at March 31, 2003, as compared to $84.3 million at December 31, 2002. During the quarter ended March 31, 2003, long-term debt of $408,000 was repaid and short-term debt was reduced by $10.0 million.

     Stockholders' equity increased $442,000, or 0.9%, to $51.9 million, primarily due to the retention of net income.


Comparison of Operating Results for the Three Months Ended March 31, 2003 and
2002

     Net Income. Net income decreased $317,000, or 39.4%, to $487,000 for the three months ended March 31, 2003, compared with $804,000 for the same 2002 period. The decrease in net income during the 2003 period resulted primarily from a decrease in net interest income and an increase in non-interest expense, partially offset by a decrease in income taxes.

     Interest Income. Total interest income decreased $851,000 or 15.2% to $4.8 million for the three months ended March 31, 2003 from $5.6 million for the same 2002 period. The decrease was the result of a decrease in the average yield on interest earning assets to 5.16% during the three months ended March 31, 2003, from 6.28% during the same 2002 period, partially offset by an increase of $11.5 million or 3.2% in average interest-earning assets between the periods.

     Interest income on loans decreased by $677,000 or 23.4% to $2.2 million during the three months ended March 31, 2003, when compared with $2.9 million for the same 2003 period. The decrease during the 2003 period resulted from a decrease of $30.4 million, or 18.4%, in the average balance of loans outstanding, along with a 43 basis point decrease to 6.57% in the yield earned on the loan portfolio. The decreased average balance is due to repayments exceeding originations. The decreased yield is the result of lower rates obtained on originations, as well as downward interest rate adjustments on many of the Bank's adjustable-rate mortgage loans.

Comparison of Operating Results for the Three Months Ended March 31, 2003 and 2002 (Cont'd.)

     Interest on mortgage-backed securities, all of which are held-to-maturity, decreased $78,000 to $2.1 million during the three months ended March 31, 2003, when compared to $2.2 million for the same 2002 period. During the 2003 period, average mortgage-backed securities increased $27.9 million or 19.2%, to $173.2 million, while the average yield thereon decreased 114 basis points to 4.84%. The increased average balance is the result of purchases exceeding repayments of mortgage-backed securities. The decrease in yield is the result of lower interest rates obtained on securities purchased since March 31, 2002, and downward rate adjustments on adjustable rate issues held.

     Interest earned on investment securities, all of which are held-to-maturity, decreased by $148,000, or 31.8%, to $318,000 during the three months ended March 31, 2003, when compared to $466,000 during the same 2002 period, primarily due to a decrease of $981,000, or 3.0%, in the average balance of such assets, along with a 169 basis point decrease to 4.01% in the yield earned. The decline in both average balance and yield is the result of calls of higher yielding investment securities and the lower interest rates available on purchased securities.

     Interest on other interest-earning assets increased $52,000, or 64.2%, to $133,000 during the three months ended March 31, 2003, as compared to $81,000 for the same 2002 period. The increase was due to an increase of $15.0 million, or 104.5%, in the average balance of such assets, partially offset by a 44 basis point decline in yield to 1.81%. The increase in average balance was the result of the usage of proceeds of called investment securities. The decrease in yield is reflective of the general decrease in short-term market interest rates.

     Interest Expense. Interest expense on deposits decreased $384,000, or 21.4%, to $1.4 million during the three months ended March 31, 2003, when compared to $1.8 million during the same 2002 period. Such decrease was primarily attributable to a decrease of 83 basis points, to 2.38%, in the cost of interest-bearing deposits, partially offset by a $13.6 million, or 6.1%, increase in the average balance thereof. The average cost of certificates of deposit was 2.92% for the three months ended March 31, 2003, as compared to 4.05% for the same 2002 period. The average cost of non-certificate deposits decreased to 1.55% for the three months ended March 31, 2003, as compared to 1.71% for the same prior year period.

     Interest expense on borrowed money decreased by $44,000, or 4.5%, to $924,000 during the three months ended March 31, 2003, when compared with $968,000 during the same 2002 period. Such decrease was primarily attributable to a $2.5 million, or 3.2%, decrease in the average balance of borrowings outstanding from the FHLB, along with a decrease of 7 basis points, to 4.98%, in the average cost of such borrowings.

     Net Interest Income. Net interest income decreased $423,000, or 14.9%, to $2.4 million during the three months ended March 31, 2003, when compared with $2.8 million for the same 2002 period. Such decrease was due to a decrease in total interest income of $851,000, partially offset by a decrease in total interest expense of $428,000. The Bank's net interest rate spread decreased to 2.16% in 2003 from 2.60% in 2002. The decrease in the interest rate spread resulted from a 112 basis point decrease in the yield on average interest-earning assets, partially offset by a 68 basis point decrease in the cost of average interest-bearing liabilities.

Comparison of Operating Results for the Three Months Ended March 31, 2003 and 2002 (Cont'd.)

     Provision for Loan Losses. During the three months ended March 31, 2003 and 2002, the Bank did not record a provision for loan losses. There were no loan charge-offs or recoveries in either period. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At March 31, 2003 and 2002, loans delinquent ninety days or more totalled $731,000 and $1.5 million, respectively, representing 0.57% and 0.94%, respectively, of total loans. At March 31, 2003, the allowance for loan losses stood at $1.36 million, representing 1.07% of total loans and 186.5% of loans delinquent ninety days or more. At December 31, 2002, the allowance for loan losses stood at $1.36 million, representing 0.97% of total loans and 161.9% of loans delinquent ninety days or more. At March 31, 2002, the allowance for loan losses stood at $1.36 million, representing 0.83% of total loans and 88.3% of loans delinquent ninety days or more. The Bank monitors its loan portfolio on a continuing basis and intends to continue to provide for loan losses based on its ongoing review of the loan portfolio and general market conditions.

     Non-Interest Income. Non-interest income decreased $3,000, or 1.8%, to $162,000 during the three months ended March 31, 2003, from $165,000 during the same 2002 period.

     Non-Interest Expenses. Non-interest expenses increased by $32,000, or 1.8%, to $1.81 million during the three months ended March 31, 2003, when compared with $1.78 million during the same 2002 period. Salaries and employee benefits, the largest component of non-interest expenses, increased $15,000, or 1.5%, to $1.02 million during the three months ended March 31, 2003, from $1.00 million during the prior year quarter. The increase in this category is due to the increased cost of stock-based compensation plans, such as the ESOP, which are based on the average price of the Company's common stock partially offset by reduced staffing levels and the absence of the management supplemental retirement plan, which was accelerated and paid out in full during the fourth quarter 2002. The average price of the Company's common stock was $35.01 for the quarter ended March 31, 2003, as compared to $18.28 for the comparable prior year quarter.

     Merger related expenses totalled $26,000 during the three months ended March 31, 2003. There were no such expenses in the prior year quarter. These expenses are related to the proposed acquisition of the Company by Kearny Financial Corp. All other elements of non-interest expense, which includes occupancy and equipment expenses, loss on real estate owned, amortization of intangibles, and other expenses, totalled $765,000 and $774,000 during the three months ended March 31, 2003 and 2002, respectively.

     Income Taxes. Income tax expense totalled $288,000, or 37.1% of income before income taxes, during the three months ended March 31, 2003, as compared to $428,000, or 34.7% of income before income taxes, during the comparable 2002 period. The increased effective income tax rate is the result of legislation enacted by the State of New Jersey in July 2002 to increase the tax rate to which the Bank is subject from 3% to 9%.

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

     The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At March 31, 2003, cash and cash equivalents totalled $31.8 million, or 8.3% of total assets.

     The Company, through its Bank subsidiary, has other sources of liquidity if a need for additional funds arises, including FHLB borrowings. At March 31, 2003, the Bank had $73.9 million in borrowings outstanding from the FHLB. Depending on market conditions, the pricing of deposit products and FHLB borrowings, the Bank may continue to rely on FHLB borrowings to fund asset growth.

     At March 31, 2003, the Bank had commitments to originate and purchase loans and fund unused outstanding lines of credit and undisbursed proceeds of construction mortgages totalling $17.0 million and commitments to purchase securities totaling $5.0 million. The Bank anticipates that it will have sufficient funds available to meet its current commitments. Certificate accounts, including Individual Retirement Account accounts, which are scheduled to mature in less than one year from March 31, 2003, totalled $112.8 million. The Bank expects that substantially all of the maturing certificate accounts will be retained by the Bank.

     At March 31, 2003, the Company had total equity, determined in accordance with generally accepted accounting principles, of $51.9 million, or 13.5% of total assets. At March 31, 2003, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $47.7 million, or 12.5% of total adjusted assets, which is above the required level of $5.7 million, or 1.5%; core capital of $47.7 million, or 12.5% of total adjusted assets, which is above the required level of $15.2 million, or 4.0%; and risk-based capital of $49.0 million, or 38.1% of risk-weighted assets, which is above the required level of $10.3 million, or 8.0%. An institution with a ratio of tangible capital to adjusted total assets of greater than or equal to 5.0% is considered to be "well-capitalized" pursuant to OTS regulations.

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

                            WEST ESSEX BANCORP, INC.
                           PART II . OTHER INFORMATION
                                 March 31, 2003


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

          None.


ITEM 3. Defaults Upon Senior Securities
        -------------------------------

          None.


ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

          On February 13, 2003, the Company held a special meeting of stockholders to vote on the proposal to approve and adopt the Agreement and Plan of Merger, dated September 11, 2002, by and between West Essex Bancorp, Inc., West Essex Bank, West Essex Bancorp, M.H.C. and Kearny Financial Corp., Kearny Federal Savings Bank and Kearny MHC.

          The result of the vote taken at the meeting, excluding shares held by West Essex Bancorp, M.H.C, was as follows:


                                                Percent of Publicly
                               Number              Traded Shares
                            -----------         -------------------

                  For:       1,538,383                   78.8

              Against:           2,202                    0.1

              Abstain:             159                    0.0

             Non-Vote:         412,338                   21.1

                            WEST ESSEX BANCORP, INC.
                           PART II . OTHER INFORMATION
                                 March 31, 2003



ITEM 4. Submission of Matters to a Vote of Security Holders  (Cont'd.)
        --------------------------------------------------------------

          The result of the vote, including shares held by West Essex Bancorp, M.H.C., taken at the meeting was as follows:


                                                     Percent of
                               Number            Outstanding Shares
                            -----------          ------------------

                  For:       4,476,034                   91.5

              Against:           2,202                    0.0

              Abstain:             159                    0.0

             Non-Vote:         412,338                   8.4



ITEM 5. Other Information
        -----------------

          None

ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

       (a)  Exhibits:

               3.1  Charter of West Essex Bancorp, Inc. *
               3.2  Bylaws of West Essex Bancorp, Inc. *
               4.0  Form of Common Stock Certificate *
               11.0 Statement regarding computation of per share earnings
               99.0 Certifications pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        * Incorporated herein by reference into this document from the Exhibits to Form S-1 Registration Statement and any amendments thereto, Registration No. 333-56729.

       (b)  Reports on Form 8-K:

               On February 18, 2003, the Company filed a current report on Form 8-K to announce that, at a special meeting, the Company's stockholders approved the pending merger with Kearny Financial Corp. In addition, the Company announced earnings for the year ended December 31, 2002. A copy of the press release announcing the merger approval and annual earnings, dated February 14, 2003, was included as an exhibit to the Form 8-K.

                                   SIGNATURES
                                   ----------



In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                             WEST ESSEX BANCORP, INC.


Date:   May 15, 2003                         By   /s/ Leopold W. Montanaro
      ----------------                         ---------------------------------
                                               Leopold W. Montanaro
                                                Chairman of the Board, President
                                                 and Chief Executive Officer
                                                  (Principal Executive Officer)



Date:   May 15, 2003                         By:  /s/ Michael T. Sferrazza
      ----------------                         ---------------------------------
                                               Michael T. Sferrazza
                                                Vice President and Controller
                                                 (Principal Financial and
                                                    Accounting Officer)

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

Date: May 15, 2003                     /s/ Leopold W. Montanaro
                                       -----------------------------------------
                                       Leopold W. Montanaro
                                       President and Chief Executive Officer
                                       (principal executive officer)

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

Date: May 15, 2003                             /s/ Michael T. Sferrazza
                                               ---------------------------------
                                               Michael T. Sferrazza
                                               Vice President and Controller
                                               (principal financial officer)